Form 10-K
period 1994-12-31
AMERICAN FREIGHTWAYS CORP
filed 1995-02-21
CIK 846729

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                            WASHINGTON, D. C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (N0 FEE REQUIRED)

       For the transition period from ___________________ to __________________
       Commission File No. 34-0-17570

                       AMERICAN FREIGHTWAYS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       ARKANSAS                                 74-2391754
       (STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER
                       OR ORGANIZATION                    IDENTIFICATION NUMBER)

                  2200 FORWARD DRIVE                               72601
                  HARRISON, ARKANSAS                             (ZIP CODE)
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Registrant's telephone number, including Area Code:  (501) 741-9000

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value

                               (Title of class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   [X] YES    [_] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

     Aggregate market value of voting stock held by nonaffiliates of the registrant at February 13, 1995: $626,110,959.00.


     Number of shares of common stock outstanding at February 13, 1995:
30,541,998.00.

     The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated by reference into Parts II and IV.

     The Proxy Statement for Registrant's March 28, 1995 Annual meeting is incorporated by reference into Parts III and IV.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                               PAGE
- ----                                                               ----
                                     PART I

1. and 2.  Business and Properties                                   1
3.         Legal Proceedings                                         5
4.         Submission of Matters to a Vote of Security Holders       5


                                    PART II

5.         Market for Registrant's Common Equity
            and Related Stockholder Matters                          6
6.         Selected Financial Data                                   7
7.         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9
8.         Financial Statements and Supplementary Data               9
9.         Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   9


                                    PART III

10.        Directors and Executive Officers of the Registrant       10
11.        Executive Compensation                                   10
12.        Security Ownership of Certain Beneficial
            Owners and Management                                   10
13.        Certain Relationships and Related Transactions           10


                                    PART IV

14.        Exhibits, Financial Statement Schedules and
            Current Reports on Form 8-K                             11

           Signatures                                               14

           Financial Statements and Financial Statement Schedules   15

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


THE COMPANY

  American Freightways is a scheduled, for-hire, less-than-truckload (LTL) carrier transporting a wide range of general commodities. The Company transports primarily LTL shipments, which the Interstate Commerce Commission
(ICC) defines as shipments weighing less than 10,000 pounds. The Company operates in a region comprised of Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Southeastern Iowa pursuant to operating authority, both contract and common, granted by the ICC.

THE LTL INDUSTRY

  Generally, LTL carriers move freight from multiple shippers to multiple consignees on a scheduled basis. American Freightways competes against regional, interregional and national LTL carriers. To a much less extent, the Company competes against truckload carriers, railroads and overnight package companies.

  LTL carriers are generally referred to as national, interregional or regional carriers, depending upon the average length of haul. National carriers, which generally operate coast to coast, are those carriers whose average length of haul exceeds 1,000 miles. Carriers with an average length of haul between 500 and 1,000 miles are referred to as interregional carriers. American Freightways, with an average length of haul of 567 miles during the year ending December 31, 1994, operates as a multiregional carrier targeting shipments within several regions to increase the density within its network.

  In general, the more business an LTL carrier has within a given geographical area, the lower its incremental operating costs. This is particularly true with respect to its pickup and delivery operation where there is less distance between stops and more shipments per stop. Similarly, the more business a carrier experiences in a given traffic lane (or route), resulting in greater linehaul density, the lower its incremental costs. Other areas such as computer operations, sales, collections, purchases of equipment, fuel, tires, parts, insurance, supplies, and corporate management also lend themselves to economies of scale. More LTL freight moves short distances than long distances. Typically, national carriers are less effective from an operational, service or cost standpoint in short-haul markets and, therefore, usually avoid such markets. Thus, due to greater activity in a given region, a regional carrier may achieve greater economies in such region or market than a national carrier.

  During 1994, Congress passed legislation that effectively deregulated intrastate traffic, freight moving within the borders of a given state, effective in January 1995. The Company has requested and received intrastate authority of the respective state agencies in its service territory.

EXPANSION

  The history of American Freightways has been growth. Twelve years ago, the Company began serving all points in one state, Arkansas. Today the Company's all-points service coverage extends to 16 states stretching over 1,600 miles from north to south and east to west. Perhaps the most distinguishing feature of the Company's operations is this all-points coverage. Management knows of no other LTL carrier that duplicates this coverage.

  The Company began operations by opening 20 terminals on October 25, 1982.
From 1983 through 1985, 11 terminals were added to the system, including Chicago, Illinois; Oklahoma City and Tulsa, Oklahoma; and Houston, Texas. Thirteen terminals were added in 1986, 20 terminals in 1987, 12 terminals in 1988, nine terminals in 1989, 15 terminals in 1990, 11 terminals in 1991 and ten terminals in 1992. During 1993, the opening of seven new terminals in the state of Georgia and nine new terminals in the state of Kentucky brought all-points coverage to these two states as well as the southern portions of the states of Indiana and Ohio. During 1994, the Company opened 14 new terminals in Indiana and Ohio. On January 1, 1995, the Company opened 13 terminals and extended its all-points coverage to the entire states of North Carolina and South Carolina.

SERVICE FEATURES

  The principal service features of American Freightways are its all-points coverage, scheduled LTL service, clean and efficient fleet, total information services, its customer satisfaction and cargo care programs, and its total quality and people development processes.

  All-Points Coverage. To differentiate itself from its competitors, the Company offers all-points coverage to entire states. This feature fulfills shippers' needs by simplifying how freight is routed and assuring that the Company's service standards will apply from pickup through delivery.

  Scheduled LTL Service. The Company publishes very compressed service standards between the points in its system. It maintains scheduled runs between the terminals each night to ensure that these standards are met. The Company's consistent achievement of these standards results in a high rate of customer retention which, together with the Company's vigorous pursuit of new customers, has resulted in sustained growth.

  Clean and Efficient Fleet. The Company's policy is to purchase equipment having uniform specifications that are, to the greatest possible extent, compatible with design improvements and resale values. This standardization enables the Company to simplify mechanic and driver training, to control the cost of spare parts and tire inventory, and in general to provide for a more efficient vehicle maintenance program. American Freightways utilizes twin trailers for movement of almost 100% of the freight among its terminals to gain greater flexibility. The use of twin trailers (which can be operated singly or in tandem) provides more options for the achievement of the Company's service standards. At December 31, 1994, the Company utilized 8,390 van trailers, 7,367 of which were twin trailers, and 3,344 tractors. The average ages of the tractors and trailers were 2.8 and 3.4 years, respectively, at December 31, 1994.

  Total Information Services. An important aspect of customer service is the instantaneous access by shippers to information concerning their shipments and the Company's performance. The Company continues to invest in upgrading its electronic information system because it believes that the right information needs to be available at the right time to the relevant person in a convenient form. Accordingly, American Freightways provides its customers the ability to customize information they need and how and when they receive it.

  Customer Satisfaction. The Company recognizes that it is in the customer satisfaction business as well as the transportation business. In recognition of its commitment to customer satisfaction, American Freightways maintains a Customer Satisfaction Department and a Cargo Care Department. Access to each is provided through the use of nationwide toll-free telephone lines. Management believes American Freightways was the first LTL carrier to create a department to deal exclusively with customer satisfaction. The Customer Satisfaction Department is an integral part of an effort to make American Freightways accessible and accountable to its customers, providing special attention to customers' needs such as tracing freight, expediting shipments, and meeting unusual delivery requirements. The Cargo Care Department educates Company personnel on the correct care of shipments, such as proper loading to avoid loss and damage. This department also assists customers with proper packaging of shipments and settles cargo claims with customers.

  Total Quality Process. The Company has for over five years utilized a "Total Quality Process" to improve the quality and efficiency of its services. The quality process involves management, education and training techniques, some of which are developed by associates. These techniques are designed to, among other things, identify and complete job responsibilities, including identification of customer needs. The process measures improvement in associate performance, enhances communication among management and associates and provides
a common Company language.   Implementation of this process is accomplished with
customer satisfaction surveys, performance benchmarking and educating of personnel. The total quality initiative is ongoing. Educating of personnel and further integration of the process into operations are focal points for 1995.

  People Development Process. The building blocks for American Freightways have always been its people and its business principles. To continue its growth, the Company must continue to attract, retain and educate quality people who can and will grow with the Company. To facilitate this process, the Company in 1993, initiated a "People Development Process" in which Company personnel at all levels and in all functions receive training on Company principles, job responsibilities and critical skills on performance of their responsibilities.

  The Company's people follow six business principles:

  .  Take care of our customers
  .  Take care of our people
  .  Honor our commitments
  .  Work hard, work smart, work together
  .  Prevent costs
  .  Have fun!

  At December 31, 1994, the Company employed 6,506 persons, including 3,241 drivers, 1,683 dock workers and 171 mechanics and other maintenance personnel. All drivers utilized by American Freightways are selected in accordance with specific Company guidelines relating primarily to safety records and driving experience. Drivers, as well as dockmen and mechanics, are required to pass drug tests upon employment, randomly and for cause. State and federal regulations require drug testing of drivers and require drivers to comply with commercial driver's licensing requirements. Management believes that the Company is substantially in compliance with these regulations.

  The Company has not experienced a shortage of qualified drivers in the past, and management does not expect a significant shortage in the near future.

  None of the Company's personnel is currently represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its drivers, other associates and independent contractors is excellent. The Company's policy is to share its success with its associates through increased wages and benefits.

MARKETING

  The Company's marketing strategy emphasizes to the customer the value of the Company's reliable performance and innovative services. This has resulted in a high level of repeat business from existing customers, which is used as a springboard for business in the areas to which the Company expands. American Freightways also aggressively seeks new customers as it expands its service territory.

  The Company established a national advertising program in 1984, utilizing full-page, four-color ads in national transportation and distribution magazines. American Freightways also utilizes direct mail advertising and surveys its customers to solicit suggestions for improvements in its services.

  The Company has designed and implemented its own 48-state class rate tariff and rules tariff with simplified formats, no single shipment charges and no arbitrary charges.

TECHNOLOGY

  American Freightways has always believed in the use of advanced technology to increase the value of service to its customers and to lower the cost of providing this service. The Company uses computer and electronic technology to compress time in the performance of operating and other processes and to compress the number of levels within the organization necessary to complete tasks. From the customer's call for a pickup through the capture of a signature verifying delivery of the freight, the Company's information technology captures information on the status of each shipment. In most cases the recovery of the data is achieved automatically as the freight is moved. See also "Service Features - Total Information Services."

TERMINALS

  The Company owns its general office located in Harrison, Arkansas and 55 terminal facilities in 14 states. At December 31, 1994, 89 of the Company's terminals are leased. The terms of the leases on the facilities range from month-to-month to ten years. The Company prefers to lease when suitable facilities are available; however, it may be necessary to construct or acquire additional facilities when facilities of sufficient size are not available for lease.

  One of the principal features distinguishing American Freightways from its competitors is its extensive terminal network, placing terminals nearer to the customer. During 1993 and 1994, the Company added terminal capacity through the purchase of existing facilities, the construction of new terminals or additions to existing terminals in several strategic locations such as Chicago, Illinois; Lincoln, Illinois; Jackson, Mississippi; St. Louis, Missouri; Memphis, Tennessee; Nashville, Tennessee; and Dallas, Texas. The Company has plans to purchase or construct several terminals during 1995; the largest will be Atlanta, Georgia; Indianapolis, Indiana; and San Antonio, Texas. The Company added 13 terminals in January 1995, in the states of North Carolina and South Carolina for a total of 157 terminals.

  At December 31, 1994, the Company's terminal network consisted of 144 terminals. Of these terminals, 135 were managed by Company associates and 9 were operated and managed by 7 independent contractors. Company-operated terminals involve relatively fixed costs (such as operating taxes, salaries and wages and depreciation), whereas costs of independent contractor-operated terminals generally are variable as a flat percentage of revenue. It is American Freightways' intent to primarily utilize Company-operated terminals in future expansions.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company believes adverse results in one or more of these cases would not have a material adverse effect on its competitive position, financial position or its results of operations. The Company maintains insurance in an amount which Management believes is currently sufficient to cover its risks.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  American Freightways Corporation's Common Stock has been traded under the symbol "AFWY" on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth, for the periods indicated, the range of high and low prices for the Company's Common Stock as reported by NASDAQ through February 13, 1995. The latest price for the Company's Common Stock on February 13, 1995, as reported by the NASDAQ was $20.50 per share. At February 13, 1995, there were approximately 2,116 holders of record of the Company's Common Stock. The following market prices have been adjusted to reflect a 2-for-1 stock split paid on May 27, 1993, to shareholders of record on May 7, 1993.

                            PERIOD                     HIGH      LOW
            ------------------------------------------------------------

            FISCAL YEAR 1993:
            First Quarter                              14-5/8    11-3/8
            Second Quarter                                 19    13-5/8
            Third Quarter                              20-1/2    16-1/4
            Fourth Quarter                             20-1/4    16-3/4

            FISCAL YEAR 1994:
            First Quarter                              20-3/4    15-1/2
            Second Quarter                             21-3/4    18-1/4
            Third Quarter                              24-7/8    20-3/4
            Fourth Quarter                             24-3/8    17-3/4

            FISCAL YEAR 1995:
            First Quarter (through February 13, 1995)  21-3/4    18-5/8

  The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. Under certain of the Company's loan agreements, the Company is subject to certain restrictions on its ability to pay dividends. See Note 3 to the Consolidated Financial Statements incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data are derived from consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, related notes and other financial information included elsewhere herein.

                                                              YEARS ENDED DECEMBER 31
(Dollars in thousands, except per share data)      1990       1991       1992       1993       1994
                                                 -----------------------------------------------------
INCOME STATEMENT DATA:
 Operating revenue.............................  $142,780   $198,258   $262,011   $328,464   $465,588
 Operating expenses and costs:
  Salaries, wages and benefits.................    62,975     94,312    125,152    168,770    247,049
  Operating supplies and
   expenses....................................     9,814     12,084     17,169     22,099     30,710
  Operating taxes and licenses.................     4,997      7,218      9,647     12,340     19,251
  Insurance....................................     5,164      7,011      8,705      7,891     15,360
  Communications and utilities.................     2,572      3,484      4,357      6,907      9,117
  Depreciation and amortization................     9,224     14,541     17,059     21,519     27,888
  Rents and purchased
   transportation..............................    25,546     31,877     39,683     42,250     45,633
  Other........................................     7,780     11,848     13,895     15,782     20,880
                                                 ----------------------------------------------------
   Total operating expenses....................   128,072    182,375    235,667    297,558    415,888
                                                 ----------------------------------------------------
 Operating income..............................    14,708     15,883     26,344     30,906     49,700
 Interest expense..............................    (3,670)    (3,642)    (4,844)    (4,246)    (6,832)
 Other income, net.............................       590        312        453        329        442
 Gain (loss) on disposal of
  assets.......................................        81         (3)         9          1        292
                                                 ----------------------------------------------------
 Income before income taxes, extraordinary
  charge and cumulative effect of
  accounting change............................    11,709     12,550     21,962     26,990     43,602
 Income taxes..................................     4,265      4,518      8,016     10,238     16,571
                                                 ----------------------------------------------------
 Income before extraordinary charge and
  cumulative effect of accounting change.......     7,444      8,032     13,946     16,752     27,031
 Extraordinary charge for early retirement
  of debt, net of tax benefit of $205..........         -          -          -          -       (335)
 Cumulative effect of accounting change........         -          -       (383)         -          -
                                                 ----------------------------------------------------
 Net income....................................  $  7,444   $  8,032   $ 13,563   $ 16,752   $ 26,696
                                                 ====================================================

 Per share:
  Income before extraordinary charge and
   cumulative effect of accounting change......  $   0.33   $   0.30   $   0.50   $   0.59   $   0.89
  Extraordinary charge.........................         -          -          -          -      (0.01)
  Cumulative effect of
   accounting change...........................         -          -      (0.02)         -          -
                                                 ----------------------------------------------------
  Net income...................................  $   0.33   $   0.30   $   0.48   $   0.59   $   0.88
                                                 ====================================================
 Average shares outstanding (000's)............    22,400     26,644     28,132     28,581     30,357

Proforma Data (1):
 Net income....................................  $  7,359   $  7,807   $ 13,946   $ 16,752   $ 26,696
 Net income per share..........................     $0.33      $0.29   $   0.50   $   0.59   $   0.88

                                                               YEARS ENDED DECEMBER 31
                                                    1990      1991       1992       1993       1994
                                                  --------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
(Dollars in thousands)
 Current assets................................   $21,216   $ 58,129   $ 34,729   $ 37,660   $ 54,247
 Current liabilities...........................    17,364     18,218     19,348     35,083     44,378
 Total assets..................................    97,953    168,131    175,531    251,130    355,348
 Long-term debt (including
  current portion).............................    46,138     70,896     55,304     97,537    111,181
 Shareholders' equity..........................   $35,936   $ 74,636   $ 89,709   $109,460   $177,180
 Working capital...............................     3,852     39,911     15,381      2,577      9,869
 Debt to equity ratio..........................      1.28       0.95       0.62       0.89       0.63
 Return on shareholders' equity................      23.2%      14.5%      16.5%      16.8%      18.6%

KEY OPERATING STATISTICS:
 Operating ratio...............................      89.7%      92.0%      89.9%      90.6%      89.3%
 Total tractors................................     1,195      1,634      1,955      2,453      3,344
 Terminals.....................................       100        111        116        132        144
 Number of employees...........................     2,209      3,058      3,655      4,964      6,506
 Gross tonnage hauled (000's)..................       937      1,238      1,615      2,051      2,759
 Shipments (000's).............................     1,693      2,179      2,654      3,237      4,267
 Average length of haul........................       395        454        525        550        567
 Revenue per hundred weight....................   $  7.62   $   8.01   $   8.11   $   8.01   $   8.46

(1) Assumes the change in accounting method for recognition of revenue as required by EITF 91-9 occurred January 1, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Item is incorporated by this reference to Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, pages 25 through 31.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The report of independent auditors and consolidated financial statements included on pages 32 through 40 of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

  Quarterly Results of Operations on page 39 of the Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers and directors of American Freightways as of February 13, 1995, are as follows:

           NAME                             AGE                             POSITION
           ----                             ---                             --------
  F. S. (Sheridan) Garrison                 60             Chairman of the Board of Directors, President
                                                            and Chief Executive Officer
  Tom Garrison                              34             Vice President; Secretary/Treasurer;
                                                            Director
  James R. Dodd                             45             Executive Vice President-Accounting & Finance;
                                                            Chief Financial Officer; Director
  Tony R. Balisle                           56             Executive Vice President-Operations
  Frank Conner                              45             Vice President-Special Projects; Director
  Ben A. Garrison                           63             Director
  T. J. Jones                               58             Director
  Ken Reeves                                47             Director
  Will Garrison                             31             Vice President
  Daniel Garrison                           40             Account Executive
  Joe Dobbs                                 48             Vice President-Properties
  Thomas D. Doty                            47             Vice President-Marketing
  James Hearn                               60             Vice President-Maintenance
  Hugh Payne                                47             Vice President-Transportation
  Carl Thomas                               44             Vice President-Safety and Security

  The remainder of this Item 10, Directors and Executive Officers of the Registrant, is incorporated by this reference to Registrant's Notice and Proxy Statement for its Annual Meeting of Shareholders to be held on Tuesday, March 28, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on Tuesday, March 28, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on Tuesday, March 28, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on Tuesday, March 28, 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (l) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

      (3) The exhibits as listed in the Exhibit Index, are submitted as a separate section of this report.

  (b) Current Reports on Form 8-K:

      None.

  (c) See Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is submitted as a separate section of this report.

                               INDEX TO EXHIBITS


3(a) Amended and Restated Articles of Incorporation of American Freightways Corporation.

3(b)   Amended and Restated Bylaws of American Freightways Corporation.

10(a) Loan and Security Agreement among Union Planters National Bank, the Registrant and certain subsidiaries dated January 18, 1989, incorporated by reference from the Registrant's Registration Statement on Form S-1 dated March 30, 1989, No. 33-27073.

10(b) Amended Stock Purchase Plan for Certain employees of Registrant and subsidiaries incorporated by reference to Registrant's Registration Statement on Form S-1 dated February 19, 1991, No. 33 38997.

10(c) Non-statutory Stock Option Plan for Independent Directors incorporated by reference to Registrant's Registration Statement on Form S-1 dated February 19, 1991, No. 33-38997.

10(d) Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991 incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(e) Credit Agreement among NationsBank of Texas, N. A., as Agent, the Registrant and certain subsidiaries dated April 14, 1992 incorporated by reference to Registrant's Form 10-Q for the quarterly period ended
       March 31, 1992.

10(f) Amendment Number 1 to Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991 incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1992.

10(g) Promissory Note among NationsBank of Texas, N.A., the Registrant and certain subsidiaries dated August 15, 1992, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(h) First Amendment to Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated December 30, 1992, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(i) 1993 Chairman Stock Option Plan incorporated by reference to Registrant's Notice and Proxy Statement for its Annual Meeting of Shareholders held on Thursday, April 22, 1993.

10(j) 1993 Non-Employee Director Stock Option Plan incorporated by reference to Registrant's Notice and Proxy Statement for its Annual Meeting of Shareholders held on Thursday, April 22, 1993.

10(k) 1993 Stock Option Plan for Key Employees incorporated by reference to Registrant's Registration Statement on Form S-8 dated June 2, 1993.

10(l) $50,000,000 Master Shelf Agreement ($10,000,000 note attached) with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1993.

10(m) Second Amendment to Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated February 1, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(n)  $10,000,000 Note dated February 2, 1994, issued under the $50,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's
       Form 10-K for the fiscal year ended December 31, 1993.

10(o) American Freightways Corporation Excess Benefit Plan dated September 1, 1993, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(p) American Freightways Corporation Amended and Restated Excess Benefit Plan dated December 28, 1993, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(q) Amended Stock Purchase Plan for Certain employees of Registrant and subsidiaries incorporated by reference to Registrant's Registration Statement on Form S-8 dated March 18, 1994.

10(r)  $10,000,000 Note dated April 13, 1994, issued under the $50,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1994.

10(s) Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated October 20, 1994.

10(t) Letter Amendment No. 3 to Note Agreement with The Prudential Insurance Company of America dated October 19, 1994.

10(u) Letter Amendment No. 1 to Master Shelf Agreement with The Prudential Insurance Company of America dated October 19, 1994.

10(v) Letter Amendment No. 2 to Master Shelf Agreement with The Prudential Insurance Company of America dated December 14, 1994.

13 Annual Report to Stockholders for the fiscal year ended December 31, 1994.

22     Subsidiaries of Registrant

24     Consent of Ernst & Young LLP

27     Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 13th day of February, 1995.

                               American Freightways Corporation

                               By: /s/James R. Dodd
                                   ----------------
                                   James R. Dodd
                                   Chief Financial Officer; Director
                                   (Chief Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/F. S. Garrison                                  February 13, 1995
- ---------------------------------------            -----------------
F. S. Garrison                                           Date
Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

/s/James R. Dodd                                   February 13, 1995
- ---------------------------------------            -----------------
James R. Dodd                                      Date
Chief Financial Officer; Director
(Chief Accounting Officer)

/s/Tom Garrison                                    February 13, 1995
- ---------------------------------------            -----------------
Tom Garrison                                       Date
Director

/s/T. J. Jones                                     February 13, 1995
- ---------------------------------------            -----------------
T. J. Jones                                        Date
Director

/s/Frank Conner                                    February 13, 1995
- ---------------------------------------            -----------------
Frank Conner                                       Date
Director

/s/Ben A. Garrison                                 February 13, 1995
- ---------------------------------------            -----------------
Ben A. Garrison                                    Date
Director

/s/Ken Reeves                                      February 13, 1995
- ---------------------------------------            -----------------
Ken Reeves                                         Date
Director

     ANNUAL REPORT ON FORM 10-K--ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)
               AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of American Freightways Corporation and subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 1994 and 1993.

Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

Consolidated Statements of Stockholders' Equity for the years ended December
 31, 1994, 1993 and 1992.

Consolidated Statements of Cash Flows for the years ended December 31, 1994,
 1993 and 1992.

Notes to Consolidated Financial Statements--December 31, 1994.


  The following consolidated financial statement schedules of American Freightways Corporation and subsidiaries are included in Item 14(d):

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES

  Consolidated Financial Statement Schedule:

  Schedule VIII    Valuation and Qualifying Accounts


  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                       AMERICAN FREIGHTWAYS CORPORATION

                 Column A                  Column B          Column C                Column D       Column E
- ------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                     --------------------------
                                          Balance at  Charged to  Charged to                         Balance
                                          Beginning   Costs and   Other Account     Deductions        at End
                Description                of Period   Expenses     -Describe        -Describe       of Period
- ------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1992:
     Allowance for Doubtful Accounts        $669,951  $  727,908   $101,229  (1)    $  699,088  (2)   $800,000
                                          ========================================================================
Year ended December 31, 1993:
     Allowance for Doubtful Accounts        $800,000  $  513,464   $430,379  (1)    $1,250,804  (2)   $493,039
                                          ========================================================================
Year ended December 31, 1994:
     Allowance for Doubtful Accounts        $493,039  $1,125,840   $423,029  (1)    $1,403,102  (2)   $638,806
                                          ========================================================================

Note 1 - Recoveries of amounts previously written off.

Note 2 - Uncollectible accounts written off.