Form 10-Q
period 1995-03-31
AMERICAN FREIGHTWAYS CORP
filed 1995-04-28
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to


Commission File Number   34-0-17570


                 American Freightways Corporation
      (Exact name of registrant as specified in its charter)

               Arkansas                               74-2391754
 (State or other jurisdiction of
 incorporation or organization)
                                       (I.R.S. Employer Identification No.)

 2200 Forward Drive, Harrison, Arkansas       72601
 (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (501) 741-9000


                         Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[]  Yes        [   ]  No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of common stock outstanding at March 31, 1995: 30,639,582.



                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              (000's omitted, except per share data)


                                            March 31,  December 31,
                                              1995         1994
                                           ----------- ------------
                                           (Unaudited)    (Note)

Assets
Current assets
 Cash and cash equivalents              $  4,481     $   3,999
 Trade receivables, less allowance
  for doubtful accounts
 (1995-$664; 1994-$639)                   49,042        39,818
 Operating supplies and inventories        1,678         1,519
 Prepaid expenses                          7,225         4,247
 Deferred income taxes                     5,689         4,664
                                        --------      --------
  Total current assets                    68,115        54,247

Property and equipment                   435,234       396,594
 Allowances for depreciation
 and amortization (deduction)           (107,031)      (98,701)
                                        ---------     ---------
                                         328,203       297,893
Other assets                               2,917         3,208
                                        ---------    ----------
                                        $399,235     $ 355,348
                                        ========     =========

Liabilities and Shareholders' Equity
Current liabilities
 Trade accounts payable                 $ 14,127     $  13,358
 Accrued expenses                         31,022        24,449
 Federal and state income taxes              841           233
 Current portion of long-term debt         6,204         6,338
                                        --------     ---------
  Total current liabilities               52,194        44,378

Long-term debt, less current
 portion (Note B)                        129,840       104,843

Deferred income taxes                     32,094        28,947

Shareholders' equity:
 Common stock, par value $.01 per share--
  authorized 250,000 shares;
  issued and outstanding
  30,640 in 1995 and 30,496 in 1994          306           305
 Additional paid-in capital               94,995        93,347
 Retained earnings                        89,806        83,528
                                        --------     ---------
                                         185,107       177,180
                                        --------     ---------
                                        $399,235     $ 355,348
                                        ========     =========

Note: The condensed consolidated balance sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                               Three Months Ended
                                                   March 31
                                               1995          1994
                                              --------------------

Operating revenue                             $132,533     $99,272

Operating expenses and costs:
 Salaries, wages and benefits                   73,407      53,939
 Operating supplies and expenses                 8,703       7,042
 Operating taxes and licenses                    5,736       4,356
 Insurance                                       4,800       2,541
 Communications and utilities                    2,549       2,180
 Depreciation and amortization                   8,436       6,173
 Rents and purchased transportation             10,697      11,052
 Other                                           5,949       4,394
                                              --------     -------
                                               120,277      91,677
                                              --------     -------
Operating income                                12,256       7,595

Other income (expense):
 Interest expense                               (2,199)     (1,335)
 Interest income                                    44          33
 Gain on disposal of assets                          5           0
 Other, net                                         61          54
                                                -------     -------
                                                (2,089)     (1,248)


Income before income taxes                      10,167       6,347
                                                ------      -------

Federal and state income taxes:
 Current                                         1,789       1,450
 Deferred                                        2,100         964
                                                -------     -------
                                                 3,889       2,414
                                                -------     -------

Net income                                     $ 6,278     $ 3,933
                                               =======     =======

Net income per share                           $  0.20     $  0.14
                                               =======     =======

Average shares outstanding                      31,376      28,881
                                               =======     =======

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                               Three Months Ended
                                                    March 31
                                               1995          1994
                                               ------------------
                                                 (000's omitted)

Net cash provided by operating activities    $13,606     $   (319)

Investing activities
 Proceeds from sales of equipment                 21           16
 Capital expenditures                        (38,792)     (26,472)
                                             --------    ---------
 Net cash used by investing activities       (38,771)     (26,456)

Financing activities
 Principal payments on long-term debt         (4,638)        (304)
 Proceeds from notes payable and
 long-term borrowings                         29,500       28,500
 Proceeds from issuance of common stock          785          340
                                             -------     ---------
 Net cash provided by financing activities    25,647       28,536
                                             -------     ---------

Net increase in cash and cash equivalents    $   482     $  1,761
                                             =======     ========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1995

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1994.

NOTE B - LONG-TERM DEBT
As of March 31, 1995, the Company has outstanding borrowings of $47,500,000 under its existing $75,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At March 31, 1995, the amount available for borrowing under the line of credit was $27,500,000. In addition to this credit facility, the Company has obtained letters of credit totaling $7,000,000 to back the premium for the excess coverage on its self-insurance plan.

As of March 31, 1995, the Company has outstanding borrowings of $45,000,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.

NOTE C - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $44,954,000 at March 31, 1995.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenues:

                                             Three Months Ended
                                                  March 31
                                                1995     1994
                                             ------------------

Operating revenue                              100.0%   100.0%

Operating expenses and costs:
 Salaries, wages and benefits                   55.4%    54.3%
 Operating supplies and expenses                 6.6%     7.1%
 Operating taxes and licenses                    4.3%     4.4%
 Insurance                                       3.6%     2.6%
 Communications and utilities                    1.9%     2.2%
 Depreciation and amortization                   6.4%     6.2%
 Rents and purchased transportation              8.1%    11.1%
 Other                                           4.5%     4.4%
                                               ---------------
  Total operating expenses and costs            90.8%    92.3%
                                               ---------------

Operating income                                 9.2%     7.7%

Interest expense                                (1.7)%   (1.3)%

Other income, net                                0.1%      --%
                                               ---------------

Income before income taxes                       7.6%     6.4%

Income taxes                                     2.9%     2.4%
                                               ---------------

Net income                                       4.7%     4.0%
                                               ===============

Results of Operations

Revenue
Operating revenue for the three months ended March 31, 1995 was $132,533,000, up 33.5%, compared to $99,272,000 for the three months ended March 31, 1994. The growth in operating revenue was primarily attributable to a 27.4% increase in tonnage handled by the Company from new and existing customers.  The major reasons for this increase in tonnage were:
- -    On  January  1,  1995,  the  Company expanded  its  all-points coverage to the states of North Carolina and South Carolina with the opening of thirteen new terminals.
- -    The Company continued to increase its market penetration into existing service territories.
- -    The deregulation of intra-state commerce as of January 1, 1995 by the Federal Aviation Administration Authorization Act of 1994. In addition to the increase in tonnage, operating revenue was
increased  by a 4.2% increase in revenue per hundred  weight.   The
major  factors contributing to this increase in revenue per hundred weight were:
- -    A  general  rate  increase  of  approximately  3.5%  effective
     January  1,  1995.   General rate increases  initially  affect
     approximately 50% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.

- -    The Company's average length of haul increased 7.6% to 583 miles in the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The increase in average length of haul was primarily a result of the Company's expanded service territory.
- -    The percentage of the Company's total revenue that was
     truckload (shipments greater than 10,000 pounds) declined to 8.1% in the three months ended March 31, 1995 as compared to 8.7% in the three months ended March 31, 1994.
Management  expects that growth in operating revenue is sustainable in the near future; however, the rate of growth will most likely occur at a slower rate than that experienced in the three months
ended  March  31,  1995.   Any  growth in  operating  revenue  will
primarily be the result of increased tonnage handled by the Company, as any future rate increases can be expected to be closely tied to the overall rate of inflation and general economic conditions.

Operating Expenses
Operating expenses as a percentage of operating revenue improved to 90.8% in the three months ended March 31, 1995 from 92.3% in the three months ended March 31, 1994. This overall improvement was primarily attributable to:

- -    Rents   and  purchased  transportation  as  a  percentage   of
     operating revenue decreased to 8.1% in the three months ended March 31, 1995 from 11.1% in the three months ended March 31,
     1994.   This  decrease  was due to two primary  reasons.   The
     first was the Company's philosophy of utilizing Company-operated terminals rather than contractor-operated terminals in expansions of service territory, along with the conversion of four contractor-operated terminals to Company-operated terminals during 1994. Management does not expect significant additional conversions of contractor-operated terminals to
     Company-operated  terminals in the near  future.   The  second
     primary reason for the decrease in rents and purchased transportation as a percentage of operating revenue was the decreased usage of rented equipment in favor of Company-owned
     equipment.   Management expects this increased utilization  of
     Company-owned equipment, rather than rented equipment, to continue in the near term.
- -    Operating  supplies and expenses as a percentage of  operating revenue decreased to 6.6% in the three months ended March 31, 1995 from 7.1% in the three months ended March 31, 1994. This decrease was primarily due to a 6.4% improvement in the
     Company's   linehaul   load  factor   (the   average   tonnage
     transported   in   a  typical  movement  of  freight   between
     terminals).
These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- -    Salaries,  wages  and  benefits as a percentage  of  operating revenue increased to 55.4% in the three months ended March 31, 1995 from 54.3% in the three months ended March 31, 1994. The utilization of Company-operated terminals in expansions of service territory and the conversion of four contractor-operated terminals to Company-operated terminals contributed
     to  this  increase.   In  addition, the  continuation  of  the
     Company's   philosophy  of  sharing  its  success   with   its
     associates  through  increased  wages  and  enhanced   benefit
     packages contributed to this increase.  On March 6, 1995,  the
     Company increased the wages of its drivers, dockmen and clerical workers by approximately 5.5%.
- -    Insurance  as  a percentage of operating revenue increased  to
     3.6% in the three months ended March 31, 1995 from 2.6% in the
     three  months  ended  March  31,  1994.   This  increase   was
     primarily a result of the Company's increased experience of accidents and cargo claims, particularly in the areas of cargo care and liability insurance. During the twelve months prior to March 31, 1995, accidents and cargo claims returned to historical levels after being somewhat lower in the prior two
     years.   Management  does not expect  a  continuation  of  the
     upward trend in insurance expenses as they relate to operating revenue but expects a stabilization of these expenses near historical levels.

Other
Interest expense as a percentage of operating revenue increased to 1.7% in the three months ended March 31, 1995 from 1.3% in the three months ended March 31, 1994. This increase was attributable to increased costs of borrowing funds under the Company's variable-rate, revolving line of credit facility, as well as an increase in the overall amount of borrowings. The increased costs of borrowing funds were a reflection of increased interest rates in the general economy.

The effective tax rate of the Company was 38.3% for the first three months of 1995, up from 38.0% for the same time period during 1994. Net income for the three months ended March 31, 1995, was $6,278,000, up 59.6%, from $3,933,000 for the three months ended March 31, 1994.

Liquidity and Capital Resources

The continued growth in operating revenue and the expansion of service territory initiated on January 1, 1995 required significant capital resources in the three months ended March 31, 1995.

Capital requirements during the three months ended March 31, 1995 consisted primarily of $38,771,000 in investing activities. The Company invested $38,792,000 in capital expenditures during the three months ended March 31, 1995 comprised of $25,346,000 in additional revenue equipment, $9,622,000 in new terminal facilities or the expansion of existing terminal facilities and $3,824,000 in other equipment. Management expects capital expenditures for the full year of 1995 will be approximately $110,000,000. However, the amount of capital expenditures required in 1995 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At March 31, 1995, the Company had commitments for land, terminals, revenue and other equipment of approximately $44,954,000. These commitments were for the completion of projects in process at March 31, 1995, and for the purchase of additional revenue equipment in anticipation of increased revenue levels during the remainder of 1995.

The Company provided for its capital resource requirements in the three months ended March 31, 1995 with cash from operations and financing activities. Cash from operations totaled $13,606,000 in the three months ended March 31, 1995 compared to $319,000 used by operations in the three months ended March 31, 1994. This increase was primarily attributable to the increase in net income in the first quarter of 1995 compared to the first quarter of 1994, and the amount of accounts payable outstanding. Financing activities augmented cash flow by $25,647,000 in the three months ended March
31,  1995  by  utilizing  two primary sources  of  financing:   the
revolving line of credit and the Master Shelf facility.
- -    The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future
     growth,   the  Company  utilizes  a  variable-rate,  unsecured
     revolving   line   of  credit  of  $75,000,000   provided   by
     NationsBank of Texas, N.A., Texas Commerce Bank, N.A. and Wachovia Bank of Georgia, N.A. During the three months ended March 31, 1995, the Company utilized this facility to provide $10,500,000 of net financing, leaving $27,500,000 available
     for  borrowing.   The  Company also had  $5,000,000  available
     under its short-term, unsecured revolving line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit to back premiums for excess coverage on its self-insurance program. At March 31, 1995, the Company had obtained letters of credit totaling $7,000,000 for this purpose.
- -    To assist in financing longer-lived assets, the Company has an
     uncommitted   Master  Shelf  Agreement  with  the   Prudential
     Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. During the three months ended March 31, 1995, the Company utilized this agreement to issue a $15,000,000 note at 8.55% with a ten year maturity, leaving $45,000,000 available for borrowing.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of March 31, 1995, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in two areas; terminal facilities and computer equipment. At March 31, 1995, future rental commitments on operating leases were $40,605,000. The Company prefers to utilize operating leases for these two areas and plans to use them in the future when such financing is available and suitable.

Environmental

At March 31, 1995, the Company had no outstanding inquiries with any state or federal environmental agency.

Recent Events

On April 17, 1995, the Company expanded its service territory to nine new cities including: Colorado Springs, Denver, Fort Collins and Pueblo, Colorado; Des Moines, Iowa; Minneapolis/St. Paul, Minnesota; Omaha, Nebraska; Madison and Milwaukee, Wisconsin.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--March 31, 1995 and December 31, 1994

     Condensed consolidated statements of income--Three months ended March 31, 1995 and 1994

     Condensed consolidated statements of cash flows--Three months ended March 31, 1995 and 1994

     Notes to condensed consolidated financial statements--
     March 31, 1995

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 15, 1995, a complaint by American Freight System, Inc. of Kansas City, Kansas, was filed, alleging, among other things, federal trade name and trademark infringement. The lawsuit was filed in the United States District Court, Kansas District, Case 95-
2125.   Management  reports that based upon  American  Freightways'
counsel's advice, the plaintiff's claims are without any merit and we intend to aggressively defend this lawsuit.

Item 2.  Changes in securities.  See Item 4(c).

Item 4.  Submission of Matters to a Vote of Security Holders.

a)   The Annual Meeting of Shareholders was held March 28, 1995.

c) Below is a list of each proposal voted on and number of votes cast at the 1995 Annual Shareholders' Meeting:

     1.  TO FIX THE NUMBER OF DIRECTORS AT NINE AND TO ELECT NINE
         DIRECTORS TO THE TERMS SET FORTH BELOW:
                          TERM         FOR      WITHHELD      BROKER NON-VOTES
     F. S. Garrison      3 YEARS   24,823,755  1,541,473        3,615,416
     Ben A. Garrison     1 YEAR    24,822,045  1,543,183        3,615,416
     Tom Garrison        2 YEARS   24,822,160  1,543,068        3,615,416
     Will Garrison       1 YEAR    24,812,340  1,552,888        3,615,416
     James R. Dodd       3 YEARS   24,440,769  1,924,459        3,615,416
     Tony Balisle        1 YEAR    24,441,090  1,924,138        3,615,416
     Frank Conner        2 YEARS   24,436,490  1,928,738        3,615,416
     T. J. Jones         2 YEARS   24,450,595  1,914,633        3,615,416
     Ken Reeves          3 YEARS   24,445,625  1,919,603        3,615,416

     2.  TO APPROVE AN AMENDMENT TO CERTAIN PROVISIONS OF THE
         COMPANY'S ARTICLES OF INCORPORATION RELATING TO:
                                                                              BROKER
                                                    FOR        AGAINST       NON-VOTES     ABSTAIN

     Part A  Classification of the Board         19,982,863  4,237,674       5,519,936     243,171
     Part B  Removal of Directors only for cause 18,596,928  5,616,656       5,519,936     250,124
     Part C  Filling of vacancies on the Board   20,514,840  5,600,545       3,618,416     249,843
     Part D  Fixing the size of the Board        21,246,905  4,872,256       3,618,416     246,067

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
                   (3.i)Amended and Restated Articles of Incorporation
                        of American Freightways Corporation as of April 12, 1995

                   (10) $15,000,000 note dated January 30, 1995,
                        issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993

                   (27) Financial Data Schedule

     (b)  Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the three month period ended March 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  April 28, 1995         /s/James R. Dodd
                              James R. Dodd
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer