Form 10-Q
period 1995-06-30
AMERICAN FREIGHTWAYS CORP
filed 1995-07-28
CIK 846729

                 PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              (000's omitted, except per share data)

                                           June 30,    December 31,
                                             1995         1994
                                        ---------------------------
                                          (Unaudited)      (Note)
Assets
Current assets
 Cash and cash equivalents              $  3,950        $   3,999
 Trade receivables, less allowance
  for doubtful accounts (1995-$663;
  1994-$639)                              52,016           39,818
 Operating supplies and inventories        1,983            1,519
 Prepaid expenses                          8,690            4,247
 Deferred income taxes                     5,276            4,664
 Income taxes receivable                   1,248              --
                                        -----------     -----------
  Total current assets                    73,163           54,247

Property and equipment                   468,729          396,594
 Allowances for depreciation and
  amortization (deduction)              (113,688)        (98,701)
                                        -----------     -----------
                                         355,041          297,893
Other assets                               3,411            3,208
                                        -----------     -----------
                                        $431,615        $ 355,348
                                        ===========    ============

Liabilities and Shareholders' Equity
Current liabilities
 Trade accounts payable                 $ 10,932        $  13,358
 Accrued expenses                         29,021           24,449
 Federal and state income taxes             --                233
 Current portion of long-term debt         8,067            6,338
                                        -----------     -----------
  Total current liabilities               48,020           44,378

Long-term debt, less current portion
 (Note B)                                152,897          104,843

Deferred income taxes                     35,628           28,947

Shareholders' equity:
 Common stock, par value $.01 per share--
  authorized 250,000 shares; issued and
  outstanding 30,773 in 1995
    and 30,496 in 1994                       308              305
 Additional paid-in capital               96,808           93,347
 Retained earnings                        97,954           83,528
                                        -----------     -----------
                                         195,070          177,180
                                        -----------     -----------
                                        $431,615        $ 355,348
                                        ===========     ===========

Note: The condensed consolidated balance sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

        AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                             Three Months Ended   Six Months Ended
                                        June 30              June 30
                                     1995      1994       1995      1994
                                  ----------------------------------------

Operating revenue                  $141,969  $123,656   $274,502  $222,928

Operating expenses and costs:
 Salaries, wages and benefits        77,859    63,127    151,266   117,067
 Operating supplies and
  expenses                            9,186     8,034     17,889    15,076
 Operating taxes and licenses         5,817     4,697     11,554     9,054
 Insurance                            4,525     3,897      9,325     6,438
 Communications and utilities         2,709     2,325      5,258     4,505
 Depreciation and amortization        9,106     7,044     17,542    13,217
 Rents and purchased
  transportation                     11,013    12,023     21,709    23,075
 Other                                6,230     5,429     12,179     9,822
                                    -------------------- ------------------
                                    126,445   106,576    246,722   198,254
                                    -------------------- ------------------
Operating income                     15,524    17,080     27,780    24,674

Other income (expense):
 Interest expense                    (2,491)   (1,908)    (4,689)   (3,243)
 Interest income                         32        91         75       124
 Gain (loss) on disposal of
  assets                                 39    (   20)        44    (   19)
 Other, net                              91        57        152       111
                                    -------------------- ------------------
                                     (2,329)   (1,780)    (4,418)   (3,027)


Income before income taxes           13,195    15,300     23,362    21,647
                                    -------------------- ------------------

Federal and state income taxes:
 Current                              1,080     5,350      2,868     6,800
 Deferred                             3,967       464      6,068     1,428
                                    -------------------- ------------------
                                      5,047     5,814      8,936     8,228
                                    -------------------- ------------------

Net income                         $  8,148  $  9,486   $ 14,426  $ 13,419
                                   ===================== ==================

Net income per share               $   0.26  $   0.32   $   0.46  $   0.46
                                  ====================== ==================

Average shares outstanding           31,426    29,906     31,401    29,393
                                  ====================== ==================

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                    Six Months Ended
                                                         June 30
                                                   1995           1994
                                             -----------------------------
                                                     (000's omitted)

Net cash provided by operating activities     $   22,684       $  17,432

Investing activities
 Proceeds from sales of equipment                    458              16
 Capital expenditures                            (75,118)        (45,435)
                                               -----------    -----------
 Net cash used by investing activities           (74,660)        (45,419)

Financing activities
 Principal payments on long-term debt            (20,652)        (46,859)
 Proceeds from notes payable and
  long-term borrowings                            70,435          39,000
 Proceeds from issuance of common stock            2,144          38,841
                                               -----------    -----------
 Net cash provided by financing activities        51,927          30,982
                                               -----------   ------------

Net increase (decrease) in cash and cash
  equivalent                                   $ (    49)      $   2,995
                                              ============   ===========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                           June 30, 1995


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1994.



NOTE B - LONG-TERM DEBT
As of June 30, 1995, the Company has outstanding borrowings of $50,500,000 under its existing $125,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At June 30, 1995, the amount available for borrowing under the line of credit was $74,500,000. In addition to this credit facility, the Company has obtained letters of credit totaling $7,000,000 to provide collateral on its self-insurance plan. The line of credit bears interest at a variable interest rate based upon the London Interbank rate or the lender's prime rate in effect at the time of the borrowing.

As of June 30, 1995, the Company has outstanding borrowings of $65,000,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.



NOTE C - COMMON STOCK OFFERING
On May 11, 1994, the Company sold 1,750,000 shares of its common stock in a public offering at $18.25 per share. Proceeds to the Company, net of underwriting discounts, commissions and other costs were $30,145,000. On June 10, 1994, the underwriters exercised an overallotment provision in the underwriting agreement for an additional 375,000 shares of common stock. Net proceeds from the exercise of the overallotment provision were $6,506,000.



NOTE D - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $40,982,000 at June 30, 1995.

NOTE E - EARNINGS PER SHARE

                                                Quarter Ended June 30
                                                 1995           1994
                                            -----------------------------
                                              (Thousands omitted except
                                                 per share amounts)

Weighted average shares outstanding             30,721         29,049
Net effect of dilutive stock options
 based on treasury stock method                    705            857
                                            -----------    -----------
Total weighted average shares outstanding       31,426         29,906
                                            ===========    ===========

Net income                                   $   8,148      $   9,486
                                            ===========    ===========

Earnings per common share and                $    0.26      $    0.32
 common share equivalents                   ===========    ===========

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenues:

                                    Three Months Ended      Six Months Ended
                                         June 30                 June 30
                                     1995       1994        1995        1994
                                  -------------------------------------------

Operating revenue                   100.0%     100.0%      100.0%     100.0%

Operating expenses and costs:

 Salaries, wages and benefits        54.8%      51.0%       55.1%      52.5%

 Operating supplies and expenses      6.5%       6.5%        6.5%       6.8%

 Operating taxes and licenses         4.1%       3.8%        4.2%       4.1%

 Insurance                            3.2%       3.2%        3.4%       2.9%

 Communications and utilities         1.9%       1.9%        1.9%       2.0%

 Depreciation and amortization        6.4%       5.7%        6.4%       5.9%

 Rents and purchased transportation   7.8%       9.7%        7.9%      10.3%

 Other                                4.4%       4.4%        4.5%       4.4%

                                  -------------------------------------------

  Total operating expenses and

    costs                            89.1%      86.2%       89.9%      88.9%

                                  -------------------------------------------

Operating income                     10.9%      13.8%       10.1%      11.1%

Interest expense                      1.7%       1.5%        1.7%       1.5%

Other income, net                     0.1%       0.1%        0.1%       0.1%

                                  -------------------------------------------

Income before income taxes            9.3%      12.4%        8.5%       9.7%

Income taxes                          3.6%       4.7%        3.2%       3.7%

                                  -------------------------------------------

Net income                            5.7%       7.7%        5.3%       6.0%

                                  ===========================================

Results of Operations
Results of operations for the three and six months ended June 30, 1994 were materially impacted by a 24-day strike during April 1994 called by the International Brotherhood of Teamsters against several competing companies in the less-than-truckload industry. As a result, comparisons of operations for the three and six months ended June 30, 1995 to the strike-impacted periods from the previous year were materially impacted.

Operating Revenue
- -----------------
Operating revenue for the six months ended June 30, 1995 was $274,502,000, up 23.1%, compared to $222,928,000 for the six months ended June 30, 1994. Operating revenue for the three months ended June 30, 1995 was $141,969,000, up 14.8%, compared to $123,656,000
in  the  strike-impacted three months ended  June  30,  1994.   The
growth in operating revenue in the six months ended June 30, 1995 compared to the six months ended June 30, 1994 was primarily attributable to a 21.2% increase in tonnage handled by the Company from new and existing customers. The major reasons for this increase in tonnage were:
- -     On  January  1,  1995,  the Company expanded  its  all-points coverage to the states of North Carolina and South Carolina with the opening of thirteen new terminals.
- -    The Company continued to increase its market penetration into existing service territories.
- -    The deregulation of intra-state commerce as of January 1, 1995 by the Federal Aviation Administration Authorization Act of 1994.
- -     On April 17, 1995, the Company expanded its service territory with  the  addition of terminal locations in:  Colorado  Springs,
  Denver,   Fort   Collins  and  Pueblo,  CO;   Des   Moines,   IA;
  Minneapolis/St. Paul, MN; Omaha, NE; Madison and Milwaukee, WI.

In addition to the increase in tonnage, operating revenue for the six months ended June 30, 1995 was affected by a 1.1% increase in revenue per hundred weight as compared to the six months ended June
30,  1994.   The  major factors contributing to  this  increase  in
revenue per hundred weight were:
- -     A  general  rate  increase  of approximately  3.5%  effective
  January  1,  1995.   General  rate  increases  initially   affect
  approximately  50%  of  the Company's customers.   The  remaining
  customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- - The Company's average length of haul increased 5.1%, to 581 miles, in the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase in average length of haul was primarily a result of the Company's expanded service territory.

Management expects that growth in operating revenue is sustainable in the near future. Any growth in operating revenue will primarily be the result of increased tonnage handled by the Company, as any future rate increases can be expected to be closely tied to the overall rate of inflation and general economic conditions.


Operating Expenses
- ------------------
Operating  expenses as a percentage of operating revenue  increased to 89.9% in the six months ended June 30, 1995 from 88.9% in the six months ended June 30, 1994. Operating expenses as a percentage of operating revenue increased to 89.1% in the three months ended June 30, 1995 from 86.2% in the three months ended June 30, 1994. This overall increase was primarily attributable to:
- -     Salaries,  wages  and benefits as a percentage  of  operating revenue increased to 55.1% in the six months ended June 30, 1995 from 52.5% in the six months ended June 30, 1994. The utilization of Company-operated terminals in expansions of service territory and the conversion of four contractor-operated terminals to Company-operated terminals contributed to this increase. In addition, the continuation of the Company's philosophy of sharing its success with its associates through increased wages and enhanced benefit packages contributed to this increase. On March 6, 1995, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 5.5%.
- -     Insurance  as a percentage of operating revenue increased  to
  3.4% in the six months ended June 30, 1995 from 2.9% in the six months ended June 30, 1994. This increase was primarily a result of increased experience of accident and cargo claims. During the twelve months prior to June 30, 1995, accidents and cargo claims returned to historical levels after being somewhat lower in the prior two years. Management does not expect a continuation of the upward trend in insurance expenses as they relate to operating revenue but expects a stabilization of these expenses near historical levels.
- -     Depreciation  and amortization as a percentage  of  operating revenue increased to 6.4% in the six months ended June 30, 1995 from 5.9% in the six months ended June 30, 1994. This increase was primarily a result of decreased usage of rented equipment in favor of Company-owned equipment. Management expects this increased
  utilization  of  Company-owned  equipment,  rather  than   rented
  equipment, to continue in the near term.

These increases in operating expenses as a percentage of operating revenue were partially offset by improvements in the following areas:
- -      Rents  and  purchased  transportation  as  a  percentage  of operating revenue decreased to 7.9% in the six months ended June 30, 1995 from 10.3% in the six months ended June 30, 1994. This decrease was due to two primary reasons. The first was the Company's philosophy of utilizing Company-operated terminals rather than contractor-operated terminals in expansions of service territory, along with the conversion of four contractor-operated terminals to Company-operated terminals during 1994. Management does not expect significant additional conversions of contractor-operated terminals to Company-operated terminals. The second
  primary   reason  for  the  decrease  in  rents   and   purchased
  transportation as a percentage of operating revenue was the decreased usage of rented equipment in favor of Company-owned equipment.
- -     Operating supplies and expenses as a percentage of  operating revenue decreased to 6.5% in the six months ended June 30, 1995 from 6.8% in the six months ended June 30, 1994. This decrease was primarily due to a 3.1% improvement in the Company's linehaul load factor (the average tonnage transported in a typical movement of freight between terminals).

Other
- -----
Interest expense as a percentage of operating revenue increased to 1.7% in the six months ended June 30, 1995 from 1.5% in the six months ended June 30, 1994. This increase was primarily attributable to increased costs of borrowing funds under the Company's variable-rate, revolving line of credit facility. The increased costs of borrowing funds were a reflection of increased interest rates in the general economy.

The effective tax rate of the Company was 38.3% for the first six months of 1995, up from 38.0% for the first six months of 1994. Net income for the six months ended June 30, 1995, was $14,426,000, up 7.5%, from $13,419,000 for the six months ended June 30, 1994.

Liquidity and Capital Resources
The  continued  growth in operating revenue and  the  expansion  of
service   territory  initiated  during  1995  required  significant
capital resources in the six months ended June 30, 1995.

Capital requirements during the six months ended June 30, 1995 consisted primarily of $74,660,000 in investing activities. The Company invested $75,118,000 in capital expenditures during the six months ended June 30, 1995 comprised of $44,533,000 in additional revenue equipment, $17,480,000 in new terminal facilities or the expansion of existing terminal facilities and $13,105,000 in other equipment. Management expects capital expenditures for the full year of 1995 will be approximately $130,000,000. However, the amount of capital expenditures required in 1995 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At June 30, 1995, the Company had commitments for land, terminals, revenue and other equipment of approximately $40,982,000. These commitments were for the completion of projects in process at June 30, 1995, and for the purchase of additional revenue equipment in anticipation of increased revenue levels during the remainder of 1995.

The  Company provided for its capital resource requirements in  the six months ended June 30, 1995 with cash from operations and financing activities. Cash from operations totaled $22,684,000 in the six months ended June 30, 1995 compared to $17,432,000 in the six months ended June 30, 1994. Financing activities augmented cash flow by $51,927,000 in the six months ended June 30, 1995 by utilizing two primary sources of financing: the revolving line of credit and the Master Shelf facility.
- -    The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit provided by NationsBank of Texas, N.A., Texas Commerce Bank, N.A. and Wachovia Bank of Georgia, N.A. Effective May 31, 1995, the limit of this line of credit facility was increased to $125,000,000 from $75,000,000. During the six months ended June 30, 1995, the Company utilized this facility to provide $16,500,000 of net financing, bringing outstanding borrowings under the facility to $50,500,000 and leaving $74,500,000 available for borrowing. The Company also maintains a short-term, unsecured revolving line of credit with NationsBank of Texas, N.A. Effective May 9, 1995, the limit of this short-term facility was increased to $7,500,000 from
  $5,000,000.   At  June  30, 1995, $5,500,000  was  available  for
  borrowing. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit to provide collateral for its self-insurance program. At June 30, 1995, the Company had obtained letters of credit totaling $7,000,000 for this purpose.
- -    To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. During the six months ended June 30, 1995, the Company utilized this agreement to issue a $15,000,000 note at 8.55% with a ten year maturity and a $20,000,000 note at 6.92% with a ten year maturity. The proceeds of these notes were used primarily to repay borrowings from the revolving line of credit or to fund capital expenditures. At June 30, 1995, $25,000,000 was available under this facility for borrowing.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of June 30, 1995, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in two areas; terminal facilities and computer equipment. At June 30, 1995, future rental commitments on operating leases were $42,347,000. The Company prefers to utilize operating leases for these two areas and plans to use them in the future when such financing is available and suitable.

Environmental
At June 30, 1995, the Company had no outstanding inquiries with any state or federal environmental agency.

Recent Events
Effective July 10, 1995, the Company expanded its all-points coverage to the states of Colorado, Iowa, Nebraska and Wisconsin with the opening of twelve new terminal locations.

Effective August 14, 1995, the Company will open seven terminal locations in the state of Florida and provide all-points coverage to that state. With the addition of Florida, the Company will provide all-points coverage to 21 states.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.   Financial Statements (unaudited)
- -------

     Condensed consolidated balance sheets--June 30, 1995 and December 31, 1994

     Condensed consolidated statements of income--Three months ended June 30, 1995 and 1994; Six months ended June 30, 1995 and 1994

     Condensed consolidated statements of cash flows--Six months
ended June 30,      1995 and 1994

     Notes to condensed consolidated financial statements--June 30,
1995

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings.
- -------

As was disclosed on Form 10-Q for the quarterly period ended March 31, 1995, a complaint was filed against the Company on March 15, 1995 by American Freight System, Inc. of Kansas City, Kansas alleging among other things, federal trade name and trademark infringement by the Company. On July 19, 1995, both parties agreed upon a release and settlement of all claims arising from the complaint. Under the settlement agreement, American Freightways acquired all rights to the disputed trademark. The settlement will not have a material impact upon American Freightways.

Item 6.  Exhibits and Reports on Form 8-K
- ------

     (a)  Exhibits:
          --------
           (10)         First Amendment to Amended and Restated
               Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its subsidiary dated
               May 31, 1995

                         $20,000,000 note dated June 15, 1995,
               issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993

           (27)          Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------
          The Company did not file any reports on Form 8-K during the three month period ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:  July 28, 1995          /s/James R. Dodd
                              James R. Dodd
                              Executive Vice President
                              Accounting & Finance
                              and Chief Financial Officer