Form 10-Q
period 1995-09-30
AMERICAN FREIGHTWAYS CORP
filed 1995-10-26
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES     EXCHANGE  ACT OF 1934

For the quarterly period ended     September 30, 1995

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
(State or other jurisdiction of incorporation       (I.R.S. Employer
          or organization)                          Identification No.)

  2200 Forward Drive, Harrison, Arkansas                  72601
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (501) 741-9000


                         Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes        [   ]  No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of common stock outstanding at September 30, 1995: 30,836,305.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              (000's omitted, except per share data)

                                        September 30, December 31,
                                           1995          1994
                                        ------------  ------------
                                         (Unaudited)    (Note)
Assets
Current assets
 Cash and cash equivalents              $  4,594     $   3,999
 Trade receivables, less allowance
  for doubtful accounts
  (1995-$663; 1994-$639)                  58,284        39,818
 Operating supplies and inventories        2,291         1,519
 Prepaid expenses                          6,419         4,247
 Deferred income taxes                     6,217         4,664
 Income taxes receivable                   4,153          --
                                        --------     ---------
  Total current assets                    81,958        54,247

Property and equipment                   494,305       396,594
 Allowances for depreciation and
  amortization (deduction)              (123,441)      (98,701)
                                        ---------    ---------
                                         370,864       297,893
Other assets                               2,883         3,208
                                        ---------    ---------
                                        $455,705     $ 355,348
                                        =========    =========

Liabilities and Shareholders' Equity
Current liabilities
 Trade accounts payable                 $ 12,175     $  13,358
 Accrued expenses                         32,634        24,449
 Federal and state income taxes             --             233
 Current portion of long-term debt         5,825         6,338
                                        ---------    ---------
  Total current liabilities               50,634        44,378

Long-term debt, less current portion
 (Note B)                                166,381       104,843

Deferred income taxes                     40,409        28,947

Shareholders' equity:
 Common stock, par value $.01 per share--
  authorized 250,000 shares; issued
  and outstanding 30,836 in 1995
  and 30,496 in 1994                         308           305
 Additional paid-in capital               97,575        93,347
 Retained earnings                       100,398        83,528
                                        ---------    ---------
                                         198,281       177,180
                                        ---------    ---------
                                        $455,705     $ 355,348
                                        =========    =========

Note: The condensed consolidated balance sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                           Three Months Ended   Nine Months Ended
                              September 30,         September 30,
                           1995         1994     1995        1994
                           ------------------   -----------------

Operating revenue          $149,392 $124,134  $423,894 $ 347,063

Operating expenses and costs:
 Salaries, wages and
  benefits                   89,462   65,983   240,728   183,049
 Operating supplies and
  expenses                    9,303    7,989    27,192    23,064
 Operating taxes and
  licenses                    5,961    5,085    17,515    14,139
 Insurance                    5,685    4,299    15,011    10,737
 Communications and
  utilities                   2,875    2,333     8,133     6,839
 Depreciation and
  amortization                9,963    7,037    27,505    20,254
 Rents and purchased
  transportation             12,321   11,946    34,029    35,022
 Other                        7,376    5,584    19,555    15,406
                           -------- --------  --------  --------
                            142,946  110,256   389,668   308,510
                           -------- --------  --------  --------
Operating income              6,446   13,878    34,226    38,553

Other income (expense):
 Interest expense            (2,636)  (1,686)   (7,326)   (4,930)
 Interest income                 45       41       120       165
 Gain on disposal of
  assets                         14      246        59       227
 Other, net                      89       58       241       170
                           -------- --------  --------  --------
                             (2,488)  (1,341)   (6,906)   (4,368)


Income before income taxes
 and extraordinary item       3,958   12,537    27,320    34,185
                           -------- --------  --------  --------

Federal and state income taxes:
 Current                     (2,327) (   563)      541     6,237
 Deferred                     3,841    5,326     9,909     6,755
                           -------- --------  --------  --------
                              1,514    4,763    10,450    12,992
                           -------- --------  --------  --------

Income before extraordinary
 item                         2,444    7,774    16,870    21,193

Extraordinary item (Note B):
 Loss on early extinguishment
 of debt (less applicable
 income taxes of $205)           --  (   335)      --    (   335)
                           -------- --------  --------  --------

Net income                 $  2,444 $  7,439  $ 16,870  $ 20,858
                           ======== ========  ========  ========

Per share (Note E)
 Income before extraordinary
  item                     $    .08 $   0.25  $    .54  $   0.70
 Extraordinary item              -- (   0.01)       --  (   0.01)
                           -------- --------  --------  --------
 Net income                $   0.08 $   0.24  $   0.54  $   0.69
                           ======== ========  ========  ========

Average shares outstanding   31,398   31,342    31,400    30,043
                           ======== ========  ========  ========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                          1995            1994
                                          --------------------
                                             (000's omitted)

Net cash provided by operating
 activities                           $  37,462      $  40,822

Investing activities
 Proceeds from sales of equipment           548            513
 Capital expenditures                  (100,952)       (77,039)
                                      ---------      ---------
 Net cash used by investing
  activities                           (100,404)       (76,526)

Financing activities
 Principal payments on long-term
  debt                                  (23,911)       (50,107)
 Proceeds from notes payable and
  long-term borrowings                   84,936         47,000
 Proceeds from issuance of common
  stock                                   2,512         39,117
                                      ---------      ---------
 Net cash provided by financing
  activities                             63,537         36,010
                                      ---------      ---------

Net increase in cash and cash
  equivalents                         $     595      $     306
                                      =========      =========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                        September 30, 1995


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1994.



NOTE B - LONG-TERM DEBT
As of September 30, 1995, the Company has outstanding borrowings of $64,000,000 under its existing $125,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At September 30, 1995, the amount available for borrowing under the line of credit was $61,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $7,000,000 to provide collateral on its self-insurance plan. The line of credit bears interest at a variable interest rate based upon the London Interbank rate or the lender's prime rate in effect at the time of the borrowing. During the quarter ended September 30, 1994, the Company repaid $2,933,000 of mortgage notes and incurred a $540,000 charge on the early retirement of the indebtedness. This charge is reflected in the condensed consolidated statement of income as an extraordinary charge net of the applicable income tax effect of $205,000.

As of September 30, 1995, the Company has outstanding borrowings of $65,000,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.



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



NOTE D - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $55,312,000 at September 30, 1995.

NOTE E - EARNINGS PER SHARE

                                        Quarter Ended September 30,
                                        1995                   1994
                                        ---------------------------
                                         (Thousands omitted except
                                              per share amounts)

Weighted average shares outstanding        30,821            30,382
Net effect of dilutive stock options
 based on treasury stock method               577               960
                                      -----------         ---------
Total weighted average shares
 outstanding                               31,398            31,342
                                      ===========         =========

Net income                            $     2,444         $   7,439
                                      ===========         =========

Earnings per common share and
 common share equivalents             $      0.08         $    0.24
                                      ===========         =========

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenues:

                                     Three Months Ended     Nine Months Ended
                                     9/30/95    9/30/94     9/30/95   9/30/94
                                     -------    -------     -------   -------

Operating revenue                      100.0%     100.0%      100.0%   100.0%

Operating expenses and costs:
   Salaries, wages and benefits         59.9%      53.2%       56.8%    52.8%
   Operating supplies and expenses       6.2%       6.4%        6.4%     6.6%
   Operating taxes and licenses          4.0%       4.1%        4.1%     4.1%
   Insurance                             3.8%       3.4%        3.6%     3.1%
   Communications and utilities          1.9%       1.9%        1.9%     2.0%
   Depreciation and amortization         6.7%       5.7%        6.5%     5.8%
   Rents and purchased transportation    8.3%       9.6%        8.0%    10.1%
   Other                                 4.9%       4.5%        4.6%     4.4%
                                      -------    -------     -------   -------
    Total operating expenses and costs  95.7%      88.8%       91.9%    88.9%
                                      -------    -------     -------   -------

Operating income                         4.3%      11.2%        8.1%    11.1%
Interest expense                       (1.8)%     (1.4)%      (1.7)%   (1.4)%
Other income, net                        0.1%       0.3%        0.1%     0.1%
                                      -------    -------     -------   -------

Income before income taxes and
     extraordinary item                  2.6%      10.1%        6.5%     9.8%
Income taxes                             1.0%       3.8%        2.5%     3.7%
                                      -------    -------     -------   -------
Income before extraordinary item         1.6%       6.3%        4.0%     6.1%


Extraordinary loss on early
 extinguishment of debt, net of tax       --        0.3%         --      0.1%
                                      -------    -------     -------   -------
Net income                               1.6%       6.0%        4.0%     6.0%
                                      =======    =======     =======   ======

Results of Operations
Results of operations for the nine months ended September 30, 1994 were materially impacted by a 24-day strike during April 1994 called by the International Brotherhood of Teamsters against several competing companies in the less-than-truckload industry. As a result, comparisons of operations for the nine months ended September 30, 1995 to the strike-impacted 1994 period are also materially affected.

In addition, results of operations for the three and nine month periods ended September 30, 1995 were materially impacted by excess capacity within the less-than-truckload industry and the Company. This excess capacity resulted in reduced margins from discounted pricing and reduced freight density. The Company utilized its excess capacity by accelerating the pace of expansion of its service territory. Management believes this accelerated expansion of service territory will better position the Company for the long term; however, it cannot predict the effect of the expansions upon nearer term results considering the restricted margins the Company continues to experience because of excess industry capacity.

Operating Revenue
-----------------
Operating revenue for the nine months ended September 30, 1995 was $423,894,000, up 22.1%, compared to $347,063,000 for the nine months ended September 30, 1994. Operating revenue for the three months ended September 30, 1995 was $149,392,000, up 20.3%, compared to $124,134,000 in the three months ended September 30, 1994. The growth in operating revenue in the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 was primarily attributable to a 21.3% increase in tonnage handled by the Company from new and existing customers. The major reasons for this increase in tonnage were:
- On January 1, 1995, the Company expanded its all-points coverage to the states of North Carolina and South Carolina with the opening of thirteen new terminals.
- On April 17, 1995, the Company expanded its service territory with the addition of terminal locations in: Colorado Springs, Denver, Fort Collins and Pueblo, CO; Des Moines, IA; Minneapolis/St. Paul, MN; Omaha, NE; Madison and Milwaukee, WI.
- On July 10, 1995, the Company expanded its all-points coverage to the states of Colorado, Iowa, Nebraska and Wisconsin with the opening of twelve new terminal locations.
- On August 14, 1995, the Company opened seven terminal locations in the state of Florida and provided all-points coverage to that state. With the addition of Florida, the Company provides all-points coverage to 21 states.
- The deregulation of intra-state commerce as of January 1, 1995 by the Federal Aviation Administration Authorization Act of 1994.
- The Company continued to increase its market penetration into existing service territories.

In addition to the increase in tonnage, operating revenue for the nine months ended September 30, 1995 was increased by a 0.6%
increase in revenue per hundred weight as compared to the nine months ended September 30, 1994. The major factor contributing to this increase in revenue per hundred weight was a 3.7% increase, to 582 miles, in the Company's average length of haul. The increase in average length of haul was primarily a result of the Company's expanded service territory.

Management expects that growth in operating revenue is sustainable in the near future. Any growth in operating revenue will primarily be the result of increased tonnage handled by the Company.


Operating Expenses
------------------
Operating expenses as a percentage of operating revenue increased to 91.9% in the nine months ended September 30, 1995 from 88.9% in the nine months ended September 30, 1994. Operating expenses as a percentage of operating revenue increased to 95.7% in the three months ended September 30, 1995 from 88.8% in the three months ended September 30, 1994. This overall increase was primarily attributable to:
- Salaries, wages and benefits as a percentage of operating revenue increased to 56.8% in the nine months ended September 30, 1995 from 52.8% in the nine months ended September 30, 1994. The increase in salaries, wages and benefits as a percentage of operating revenue was primarily a result of three factors. First,
  the   utilization  of  Company-operated  terminals,  rather  than contractor-operated terminals, in expansions of service territory contributed to this increase. Second, the continuation of the Company's philosophy of sharing its success with its associates through increased wages and enhanced benefit packages contributed to this increase. On March 6, 1995, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 5.5%. The third factor was the accelerated expansion of service territory during 1995. Within the expansion territory, wages and benefits were disproportionately high in relation to operating revenues as new associates were added to establish an operating base. Management does not expect salaries, wages and benefits as a percentage of operating revenue to continue in an upward trend, but expects these expenses to gradually stabilize or improve.
- Insurance as a percentage of operating revenue increased to 3.6% in the nine months ended September 30, 1995 from 3.1% in the nine months ended September 30, 1994. This increase was primarily a result of the Company's increased experience of accidents and cargo claims, particularly in the areas of cargo care and liability insurance. During the twelve months prior to September 30, 1995, accidents and cargo claims returned to historical levels after being somewhat lower in the prior two years. Management does not expect a continuation of the upward trend in insurance expenses as they relate to operating revenue but expects a stabilization of these expenses near historical levels.
- Depreciation and amortization as a percentage of operating revenue increased to 6.5% in the nine months ended September 30, 1995 from 5.8% in the nine months ended September 30, 1994. This increase was primarily a result of decreased usage of rented equipment in favor of Company-owned equipment. Management expects this increased utilization of Company-owned equipment, rather than rented equipment, to continue in the near term.

These increases in operating expenses as a percentage of operating revenue were partially offset by improvements in the following area:
- Rents and purchased transportation as a percentage of operating revenue decreased to 8.0% in the nine months ended September 30, 1995 from 10.1% in the nine months ended September 30, 1994. This decrease was due to two primary reasons. The first
  was   the  Company's  philosophy  of  utilizing  Company-operated terminals rather than contractor-operated terminals in expansions of service territory. The second primary reason for the decrease in rents and purchased transportation as a percentage of operating revenue was the decreased usage of rented equipment in favor of Company-owned equipment.

Other
-----
Interest expense as a percentage of operating revenue increased to 1.7% in the nine months ended September 30, 1995 from 1.4% in the nine months ended September 30, 1994. This increase was primarily attributable to increased borrowings incurred by the Company to finance the expansion of service territory and support continued growth in operating revenue.

The effective tax rate of the Company was 38.3% for the first nine months of 1995, up from 38.0% for the first nine months of 1994. The change was primarily attributable to increased state income taxes. Net income for the nine months ended September 30, 1995, was $16,870,000, down 19.1%, from $20,858,000 for the nine months ended September 30, 1994.


Liquidity and Capital Resources
The  continued  growth in operating revenue and  the  expansion  of
service   territory  initiated  during  1995  required  significant
capital resources in the nine months ended September 30, 1995.

The Company invested $100,952,000 in capital expenditures during the nine months ended September 30, 1995 comprised of $61,171,000 in additional revenue equipment, $21,470,000 in new terminal facilities or the expansion of existing terminal facilities and $18,311,000 in other equipment. Management expects capital expenditures for the full year of 1995 will be approximately $130,000,000. At September 30, 1995, the Company had commitments for land, terminals, revenue and other equipment of approximately $55,312,000. These commitments were for the completion of projects in process at September 30, 1995, and for the purchase of additional revenue equipment in anticipation of increased revenue levels.

The Company provided for its capital resource requirements in the nine months ended September 30, 1995 with cash from operations and financing activities. Cash from operations totaled $37,462,000 in the nine months ended September 30, 1995 compared to $40,822,000 in the nine months ended September 30, 1994. Financing activities augmented cash flow by $63,537,000 in the nine months ended September 30, 1995 by utilizing two primary sources of financing: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit provided by NationsBank of Texas, N.A., Texas Commerce Bank, N.A. and Wachovia Bank of Georgia, N.A. Effective May 31, 1995, the limit of this line of credit facility was increased to $125,000,000 from $75,000,000. During the nine months ended September 30, 1995, the Company utilized this facility to provide $27,000,000 of net financing, bringing outstanding borrowings under the facility to $64,000,000 and leaving $61,000,000 available for borrowing. The Company also maintains a short-term, unsecured revolving line of credit with NationsBank of Texas, N.A. Effective May 9, 1995, the limit of this short-term facility was increased to $7,500,000 from $5,000,000. At September 30, 1995, $7,500,000 was available for borrowing. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit for its self-insurance program. At September 30, 1995, the Company had obtained letters of credit totaling $7,000,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. During the nine months ended September 30, 1995, the Company utilized this agreement to issue a $15,000,000 note at 8.55% with a ten year maturity and a $20,000,000 note at 6.92% with a ten year maturity. The proceeds of these notes were used primarily to repay borrowings from the
  revolving  line  of credit or to fund capital  expenditures.   At
  September 30, 1995, $25,000,000 was available under this facility for borrowing.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of September 30, 1995, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in two areas; terminal facilities and computer equipment. At September 30, 1995, future rental commitments on operating leases were $38,867,000. The Company prefers to utilize operating leases for these two areas and plans to use them in the future when such financing is available and suitable.

Environmental
At September 30, 1995, the Company had no outstanding inquiries with any state or federal environmental agency.

Recent Events
Effective January 1, 1996, the Company will open twelve terminal locations in Delaware, Maryland, Virginia and West Virginia and provide all-points coverage to those states. With the addition of these four states, the Company will provide all-points coverage to 25 states.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (unaudited)
-------

     Condensed consolidated balance sheets--September 30, 1995 and December 31, 1994

     Condensed consolidated statements of income--Three months ended September 30, 1995 and 1994; Nine months ended September 30, 1995 and 1994

     Condensed consolidated statements of cash flows--Nine months ended September 30, 1995 and 1994

     Notes to condensed consolidated financial statements--
     September 30, 1995

Item 2.   Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------

     (a)  Exhibits:
          ---------

          (10) The Company did not have any exhibits during the three month period ended September 30, 1995.

          (27) Financial Data Schedule.

     (b)  Reports on Form 8-K
          -------------------
          The Company did not file any reports on Form 8-K during the three month period ended September 30, 1995.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:  October 26, 1995            /s/James R. Dodd
-----------------------            ---------------------------
                                   James R. Dodd
                                   Executive Vice President-
                                   Accounting & Finance
                                   and Chief Financial Officer