Form 10-Q/A
period 1995-06-30
AMERICAN FREIGHTWAYS CORP
filed 1995-12-04
CIK 846729

===================================================================


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to


Commission File Number   34-0-17570


                    American Freightways Corporation
      (Exact name of registrant as specified in its charter)

          Arkansas                                 74-2391754
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

2200 Forward Drive, Harrison, Arkansas                      72601
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

     Number of shares of common stock outstanding at June 30, 1995:
30,773,128.

===================================================================

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

Operating Revenue
-----------------
Operating revenue for the six months ended June 30, 1995 was $274,502,000, up 23.1%, compared to $222,928,000 for the six months ended June 30, 1994. Operating revenue for the three months ended June 30, 1995 was $141,969,000, up 14.8%, compared to $123,656,000 in the strike-impacted three months ended June 30, 1994. The growth in operating revenue in the six months ended June 30, 1995 compared to the six months ended June 30, 1994 was primarily attributable to a 21.2% increase in tonnage handled by the Company from new and existing customers. The major reasons for this increase in tonnage were:
- On January 1, 1995, the Company expanded its all-points coverage to the states of North Carolina and South Carolina with the opening of thirteen new terminals.
- The Company continued to increase its market penetration into existing service territories.
- The deregulation of intra-state commerce as of January 1, 1995 by the Federal Aviation Administration Authorization Act of 1994.
- On April 17, 1995, the Company expanded its service territory with the addition of terminal locations in: Colorado Springs, Denver, Fort Collins and Pueblo, CO; Des Moines, IA; Minneapolis/St. Paul, MN; Omaha, NE; Madison and Milwaukee, WI.

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


Operating Expenses
------------------
Operating  expenses as a percentage of operating revenue  increased to 89.9% in the six months ended June 30, 1995 from 88.9% in the six months ended June 30, 1994. Operating expenses as a percentage of operating revenue increased to 89.1% in the three months ended June 30, 1995 from 86.2% in the three months ended June 30, 1994. This overall increase was primarily attributable to:
- Salaries, wages and benefits as a percentage of operating revenue increased to 55.1% in the six months ended June 30, 1995 from 52.5% in the six months ended June 30, 1994. The utilization of Company-operated terminals in expansions of service territory and the conversion of four contractor-operated terminals to Company-operated terminals contributed to this increase. In addition, the continuation of the Company's philosophy of sharing its success with its associates through increased wages and enhanced benefit packages contributed to this increase. On March 6, 1995, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 5.5%.
- Insurance as a percentage of operating revenue increased to 3.4% in the six months ended June 30, 1995 from 2.9% in the six months ended June 30, 1994. This increase was primarily a result of increased experience of accident and cargo claims. During the twelve months prior to June 30, 1995, accidents and cargo claims returned to historical levels after being somewhat lower in the prior two years. Management does not expect a continuation of the upward trend in insurance expenses as they relate to operating revenue but expects a stabilization of these expenses near historical levels.
- Depreciation and amortization as a percentage of operating revenue increased to 6.4% in the six months ended June 30, 1995 from 5.9% in the six months ended June 30, 1994. This increase was primarily a result of decreased usage of rented equipment in favor of Company-owned equipment. Management expects this increased
  utilization  of  Company-owned  equipment,  rather  than   rented
  equipment, to continue in the near term.

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


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------

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

Item 6.  Exhibits and Reports on Form 8-K
------

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

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:  December 4, 1995       /s/Frank Conner
                              Frank Conner
                              Executive Vice President
                              Accounting & Finance
                              and Chief Financial Officer