Form 10-K405
period 1995-12-31
AMERICAN FREIGHTWAYS CORP
filed 1996-02-09
CIK 846729

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-K
                            Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the Fiscal Year Ended December 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ___________________ to ___________________
       Commission File No. 34-0-17570

                       AMERICAN FREIGHTWAYS CORPORATION
            (Exact name of registrant as specified in its charter)


                Arkansas                                74-2391754
      (State or other jurisdiction      (I.R.S. Employer Identification Number)
   of incorporation or organization)

           2200 Forward Drive                               72601
           Harrison, Arkansas                             (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including Area Code: (501) 741-9000

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by nonaffiliates of the registrant at January 30, 1996: $320,961,840.30.

     Number of shares of common stock outstanding at January 30, 1996:
30,936,081.

     The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 is incorporated by reference into Parts II and IV.

     The Proxy Statement for Registrant's March 14, 1996 Annual Meeting is incorporated by reference into Parts III and IV.

================================================================================

                               TABLE OF CONTENTS


ITEM                                                               PAGE
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

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


THE COMPANY

  American Freightways is a scheduled common and contract carrier transporting primarily less-than-truckload (LTL) shipments of general commodities. As of January 1, 1996, the Company serves all points in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin and a portion of Minnesota and provides service to the ten provinces of Canada through an exclusive alliance with Day & Ross, a Canadian less-than-truckload carrier headquartered in Hartland, New Brunswick, Canada.


THE LTL INDUSTRY

  LTL carriers generally handle shipments from multiple shippers to multiple consignees on a scheduled basis. Carriers are classified as regional, interregional or national depending on their average length of haul. Regional carriers typically have an average length of haul of under 500 miles, interregional have an average length of haul of between 500 and 1,000 miles and national carriers, have coverage from coast to coast, with an average length of haul over 1,000 miles. American Freightways, with an average length of haul of 588 miles for 1995, and all points coverage in 25 states effective January 1, 1996, is an interregional carrier targeting shipments within several regions to increase density within its network. American Freightways competes against each class of LTL carrier and to a lesser extent, truckload carriers, railroads and overnight package carriers.

  In general, the more business an LTL carrier has within a given geographical area, the lower its incremental operating costs. This is particularly true with respect to its pickup and delivery operation where there is less distance between stops and more shipments per stop. Similarly, the more business a carrier experiences in a given traffic lane (or route), resulting in greater linehaul density, the lower its incremental costs. Other areas such as computer operations, sales, collections, purchases of equipment, fuel, tires, parts, insurance, supplies and corporate management also lend themselves to economies of scale. More LTL freight moves short distances than long distances. Typically, national carriers are less effective from an operational, service or cost standpoint in short-haul markets. Thus, due to greater activity in a given region, a regional or interregional carrier may achieve greater economies in such regions or markets than a national carrier.

  The industry experienced significant overcapacity in 1995 as a result of carriers expanding fleets based on a very strong 1994 coupled with an economic slowdown in the second half of 1995. This overcapacity resulted in aggressive, discounted pricing in the LTL industry during 1995, particularly during the second half of the year.

  Congress passed legislation in 1994 deregulating intrastate traffic, freight moving within the borders of a given state, effective January 1, 1995. Prior to the deregulation, the Company had intrastate operating authority in Arkansas, Louisiana and Kansas. The Company provides intrastate service to all the states in which it operates.

  The Interstate Commerce Commission (ICC), the agency exercising regulatory authority over the transportation industry, was closed effective December 31, 1995, and its remaining responsibilities transferred to the Department of Transportation (DOT). The Company does not anticipate any adverse impact as a result of this action.

EXPANSION

  The history of American Freightways has been growth. Thirteen years ago, the Company began serving all points in one state, Arkansas. Today the Company's all-points service coverage extends to 25 states. Perhaps the most distinguishing feature of the Company's operations is this all-points coverage. Management knows of no other LTL carrier that duplicates this coverage.

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

  The Company's most aggressive expansion to date was in 1995. On January 1, 1995, the Company opened 13 terminals and extended its all-points coverage to North Carolina and South Carolina. On April 17, 1995, terminals were opened at Colorado Springs, Denver, Fort Collins and Pueblo, Colorado; Des Moines, Iowa; Madison and Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; and Omaha, Nebraska. On July 10, twelve additional terminals were opened extending the Company's all-points coverage to Colorado, Iowa, Nebraska and Wisconsin. On August 14, 1995, the Company opened seven terminals in Florida to provide all-points coverage to the state. On January 1, 1996, the Company opened 12 terminals to provide all-points coverage to Delaware, Maryland, Virginia and West Virginia. Also, on January 1, 1996, the Company extended its coverage to all 10 Canadian provinces through an exclusive partnership with Day & Ross, one of Canada's leading less-than-truckload carriers. Day & Ross, Inc. is part of the Day & Ross transportation group, Canada's largest truck transportation conglomerate and is a wholly-owned subsidiary of Canadian-based McCain Food Company. The aggressive expansions of service territory initiated by the Company during 1995 contributed to an increase in salaries, wages and benefits as a percentage of operating revenue. Salaries, wages and benefits were disproportionately high in relation to operating revenue as new associates were added to establish an operating base within the expansion territories and to maintain service standards. Plans for expansions of service territory during 1996 are less aggressive than those initiated during 1995.

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

  Clean and Efficient Fleet. The Company's policy is to purchase equipment having uniform specifications that are, to the greatest possible extent, compatible with design improvements and resale values. This standardization enables the Company to simplify mechanic and driver training, to control the cost of spare parts and tire inventory, and in general to provide for a more efficient vehicle maintenance program. American Freightways utilizes twin trailers for movement of almost 100% of the freight among its terminals to gain greater flexibility. The use of twin trailers (which can be operated singly or in tandem) provides more options for the achievement of the Company's service standards. At December 31, 1995, the Company utilized 11,173 van trailers, 9,787 of which were twin trailers, and 4,521 tractors. The average ages of the tractors and trailers were 2.7 and 3.3 years, respectively, at December 31, 1995.

  Total Information Services. An important aspect of customer service is the instantaneous access by shippers to information concerning their shipments and the Company's performance. The Company is committed to providing accurate and timely information to the relevant person as needed. Accordingly, American Freightways provides its customers the ability to customize information they need and how and when they receive it.

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

  Total Quality Process. The Company has for over six years utilized a "Total Quality Process" to improve the quality and efficiency of its services. The quality process involves management, education and training techniques, some of which are developed by associates. These techniques are designed to, among other things, identify and complete job responsibilities, including identification of customer needs. The process measures improvement in associate performance, enhances communication among management and associates and provides a common Company language. Implementation of this process is accomplished with customer satisfaction surveys, performance benchmarking and educating of personnel. The total quality initiative is ongoing. The Company has committed additional resources in 1996 to the process to further integrate the process into operations and expand associate education.

People Development Process. The building blocks for American Freightways have always been its people and its business principles. To continue its growth, the Company must continue to attract, retain and educate quality people who can and will grow with the Company. To facilitate this process, the Company initiated, in 1993, a "People Development Process" in which Company personnel at all levels and in all functions receive training on Company principles, job responsibilities and skills critical to performance of their responsibilities.

  The Company's people follow six business principles:

  .  Take care of our customers

  .  Take care of our people

  .  Honor our commitments

  .  Work hard, work smart and safely and work together

  .  Make the most of resources

  .  Have fun!

  At December 31, 1995, the Company employed 8,867 people, including 4,494 drivers, 2,293 dock workers and 227 mechanics and other maintenance personnel. All drivers utilized by American Freightways are selected in accordance with specific Company guidelines relating primarily to safety records and driving experience. Drivers, as well as dockmen and mechanics, are required to pass drug tests upon employment, randomly and for cause. State and federal regulations require drug testing of drivers and require drivers to comply with commercial driver's licensing requirements. Management believes that the Company is substantially in compliance with these regulations.

  The Company has not experienced a shortage of qualified drivers in the past, and management does not expect a significant shortage in the near future.

  None of the Company's personnel is currently represented by a collective bargaining unit. From time to time, associates of a particular terminal or facility may vote on representation by a collective bargaining unit. Management of the Company cannot predict the outcome of future elections. However, it believes any outcome will not have a material adverse affect on the Company's competitive position, operations or financial condition. In the opinion of management, the Company's relationship with its drivers, other associates and independent contractors is excellent. The Company's policy is to share its success with its associates through increased wages and benefits.

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

  The Company has designed and implemented its own 48-state class rate tariff and rules tariff with simplified formats.

TECHNOLOGY

  American Freightways is a leader in the use of advanced technology to increase the value of service to its customers and to lower the cost of providing this service. The Company uses computer and electronic technology to compress time in the performance of operating and other processes and to compress the number of levels within the organization necessary to complete tasks. From the customer's call for a pickup through the capture of a signature verifying delivery of the freight, the Company's information technology captures information on the status of each shipment. In most cases the recovery of the data is achieved automatically as the freight is moved. See also "Service Features - Total Information Services."

TERMINALS

  The Company owns its general office located in Harrison, Arkansas and 68 terminal facilities in 16 states. At December 31, 1995, 118 of the Company's terminals were leased. The terms of the leases on the facilities range from month-to-month to ten years. The Company prefers to lease when suitable facilities are available; however, it may be necessary to construct or acquire additional facilities when facilities of sufficient size are not available for lease.

  One of the principal features distinguishing American Freightways from its competitors is its extensive terminal network, placing terminals nearer to the customer. During 1995, the Company added terminal capacity through the purchase of existing facilities, the construction of new terminals or additions to existing terminals in several strategic locations such as Anniston, Alabama; Des Moines, Iowa; Indianapolis, Indiana; Wichita, Kansas; Louisville, Kentucky; Lake Charles and Shreveport, Louisiana; Columbia, Joplin, Kansas City and Springfield, Missouri; Columbus and Toledo, Ohio; Lewisburg, Tennessee; and Bryan, San Antonio, Victoria and Waco, Texas. In addition, the Company added twelve terminals to provide service to Delaware, Maryland, Virginia and West Virginia on January 1, 1996. The Company presently has under construction a 230 door facility in Atlanta, Georgia, which will be completed during the second half of 1996, and has plans to purchase or construct seven additional terminals in 1996.

  At December 31, 1995, the Company's terminal network consisted of 186 terminals. Of these terminals, 176 were managed by Company associates and 10 were operated and managed by 7 independent contractors. Company-operated terminals involve relatively fixed costs (such as operating taxes, salaries and wages and depreciation), whereas costs of independent contractor-operated terminals generally are variable as a flat percentage of revenue. It is American Freightways' intent to primarily utilize Company-operated terminals in future expansions.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  American Freightways Corporation's Common Stock is traded under the symbol "AFWY" on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth, for the periods indicated, the range of high and low prices for the Company's Common Stock as reported by NASDAQ through January 30, 1996. The latest price for the Company's Common Stock on January 30, 1996, as reported by the NASDAQ was $10.38 per share. At January 30, 1996, there were approximately 2,784 holders of record of the Company's Common Stock.

                            PERIOD                    HIGH    LOW
         ----------------------------------------------------------
           FISCAL YEAR 1994:
           First Quarter                             20-3/4  15-1/2
           Second Quarter                            21-3/4  18-1/4
           Third Quarter                             24-7/8  20-3/4
           Fourth Quarter                            24-3/8  17-3/4

           FISCAL YEAR 1995:
           First Quarter                             24-1/8  18-5/8
           Second Quarter                            24-1/4  18-3/8
           Third Quarter                                 24  13-3/4
           Fourth Quarter                            15-1/8   9-7/8

           FISCAL YEAR 1996:
           First Quarter (through January 30, 1996)  12-5/8  10-1/8

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. Under certain of the Company's loan agreements, the Company is subject to certain restrictions on its ability to pay dividends. See Note 3 to the Consolidated Financial Statements incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data is derived from consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, related notes and other financial information included elsewhere herein.

                                                              YEARS ENDED DECEMBER 31
(Dollars in thousands, except per share data)      1991       1992       1993       1994       1995
                                                 -----------------------------------------------------
INCOME STATEMENT DATA:
 Operating revenue.............................. $198,258   $262,011   $328,464   $465,588   $572,100
 Operating expenses and costs:
  Salaries, wages and benefits..................   94,312    125,152    168,770    247,049    335,167
  Operating supplies and
   expenses.....................................   12,084     17,169     22,099     30,710     38,667
  Operating taxes and licenses..................    7,218      9,647     12,340     19,251     24,434
  Insurance.....................................    7,011      8,705      7,891     15,360     21,595
  Communications and utilities..................    3,484      4,357      6,907      9,117     11,040
  Depreciation and amortization.................   14,541     17,059     21,519     27,888     37,560
  Rents and purchased
   transportation...............................   31,877     39,683     42,250     45,633     46,405
  Other.........................................   11,848     13,895     15,782     20,880     26,469
                                                 -----------------------------------------------------
   Total operating expenses.....................  182,375    235,667    297,558    415,888    541,337
                                                 -----------------------------------------------------
 Operating income...............................   15,883     26,344     30,906     49,700     30,763
 Interest expense...............................   (3,642)    (4,844)    (4,246)    (6,832)   (10,198)
 Other income, net..............................      312        453        329        442        415
 Gain (loss) on disposal of
 assets.........................................       (3)         9          1        292        329
                                                 -----------------------------------------------------
 Income before income taxes, extraordinary
 charge and cumulative effect of
 accounting change..............................   12,550     21,962     26,990     43,602     21,309
 Income taxes...................................    4,518      8,016     10,238     16,571      8,226
                                                 -----------------------------------------------------
 Income before extraordinary charge and
 cumulative effect of accounting change.........    8,032     13,946     16,752     27,031     13,083
 Extraordinary charge for early retirement
 of debt, net of tax benefit of $205............        -          -          -       (335)         -
 Cumulative effect of accounting change.........        -       (383)         -          -          -
                                                 -----------------------------------------------------
 Net income..................................... $  8,032   $ 13,563   $ 16,752   $ 26,696   $ 13,083
                                                 =====================================================

 Per share:
  Income before extraordinary charge and
   cumulative effect of accounting change....... $   0.30   $   0.50   $   0.59   $   0.89   $   0.42
  Extraordinary charge..........................        -          -          -      (0.01)         -
  Cumulative effect of
   accounting change............................        -      (0.02)         -          -          -
                                                 -----------------------------------------------------
  Net income.................................... $   0.30   $   0.48   $   0.59   $   0.88   $   0.42
                                                 =====================================================
 Average shares outstanding (000's).............   26,644     28,132     28,581     30,357     31,334

Proforma Data (1):
 Net income..................................... $  7,807   $ 13,946   $ 16,752   $ 26,696   $ 13,083
 Net income per share........................... $   0.29   $   0.50   $   0.59   $   0.88   $   0.42

                                                   YEARS ENDED DECEMBER 31
                                        1991       1992       1993       1994       1995
                                      ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
(Dollars in thousands)
 Current assets...................... $ 58,129   $ 34,729   $ 37,660   $ 54,247   $ 77,213
 Current liabilities.................   18,218     19,348     35,083     44,378     52,514
 Total assets........................  168,131    175,531    251,130    355,348    477,762
 Long-term debt (including
 current portion)....................   70,896     55,304     97,537    111,181    197,631
 Shareholders' equity................   74,636     89,709    109,460    177,180    195,434
 Working capital..................... $ 39,911   $ 15,381   $  2,577   $  9,869   $ 24,699
 Debt to equity ratio................     0.95       0.62       0.89       0.63       1.01
 Return on shareholders' equity......     14.5%      16.5%      16.8%      18.6%       7.0%

KEY OPERATING STATISTICS:
 Operating ratio.....................     92.0%      89.9%      90.6%      89.3%      94.6%
 Total tractors......................    1,634      1,955      2,453      3,344      4,521
 Terminals...........................      111        116        132        144        186
 Number of employees.................    3,058      3,655      4,964      6,506      8,867
 Gross tonnage hauled (000's)........    1,238      1,615      2,051      2,759      3,380
 Shipments (000's)...................    2,179      2,654      3,237      4,267      5,486
 Average length of haul..............      454        525        550        567        588
 Linehaul load factor (tons).........     9.96      10.79      10.90      10.96      10.91
 Revenue per hundred weight.......... $   8.01   $   8.11   $   8.01   $   8.46   $   8.48

(1) Assumes the change in accounting method for recognition of revenue as required by EITF 91-9 occurred January 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Item is incorporated by this reference to Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, pages 20 through 26.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The report of independent auditors and consolidated financial statements included on pages 27 through 35 of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

  Quarterly Results of Operations on page 34 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers and directors of American Freightways as of January 30, 1996, are as follows:

          NAME                     AGE                            POSITION
          ----                     ---                            --------
  F. S. (Sheridan) Garrison         61          Chairman of the Board of Directors, President
                                                 and Chief Executive Officer
  Tom Garrison                      35          Vice President; Secretary/Treasurer;
                                                Director
  Frank Conner                      46          Executive Vice President-Accounting & Finance;
                                                 Chief Financial Officer; Director
  Tony R. Balisle                   57          Executive Vice President-Operations; Director
  Ben A. Garrison                   64          Director
  T. J. Jones                       59          Director
  Ken Reeves                        48          Director
  Will Garrison                     32          Vice President; Director
  Daniel Garrison                   41          Account Executive
  Joe Dobbs                         49          Vice President-Properties
  James Hearn                       61          Vice President-Maintenance

  The remainder of this Item 10, Directors and Executive Officers of the Registrant, is incorporated by this reference to Registrant's Notice and Proxy Statement for its Annual Meeting of Shareholders to be held on Thursday, March 14, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on Thursday, March 14, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on Thursday, March 14, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on Thursday, March 14, 1996.

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

                               INDEX TO EXHIBITS


3(a) Amended and Restated Articles of Incorporation incorporated by reference to Registrant's Form 10-Q for the quarterly period ending March 31, 1995.

3(b) Amended and Restated Bylaws of American Freightways Corporation incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(a) Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991 incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(b) Credit Agreement among NationsBank of Texas, N. A., as Agent, the Registrant and certain subsidiaries dated April 14, 1992 incorporated by reference to Registrant's Form 10-Q for the quarterly period ended
       March 31, 1992.

10(c) Amendment Number 1 to Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991 incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1992.

10(d) Promissory Note among NationsBank of Texas, N.A., the Registrant and certain subsidiaries dated August 15, 1992, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(e) First Amendment to Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated December 30, 1992, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(f)  Amended and Restated 1993 Chairman Stock Option Plan.

10(g) Amended and Restated 1993 Non-Employee Director Stock Option Plan as amended January 23, 1996.

10(h) Amended and Restated 1993 Stock Option Plan for Key Employees as amended January 23, 1996.

10(i) $50,000,000 Master Shelf Agreement ($10,000,000 note attached) with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1993.

10(j) Second Amendment to Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated February 1, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(k)  $10,000,000 Note dated February 2, 1994, issued under the $50,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(l) Amended and Restated American Freightways Corporation Excess Benefit Plan as amended January 23, 1996.

10(m) Amended and Restated Stock Purchase Plan for Certain employees of Registrant and subsidiaries as amended January 23, 1996.

10(n)  $10,000,000 Note dated April 13, 1994, issued under the $50,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1994.

10(o) Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated October 20, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(p) Letter Amendment No. 3 to Note Agreement with The Prudential Insurance Company of America dated October 19, 1994 incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(q) Letter Amendment No. 1 to Master Shelf Agreement with The Prudential Insurance Company of America dated October 19, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(r) Letter Amendment No. 2 to Master Shelf Agreement with The Prudential Insurance Company of America dated December 14, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(s)  $15,000,000 note dated January 30, 1995, issued under the $90,000,000
       Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1995.

10(t) First Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its Subsidiary dated May 31, 1995, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(u)  $20,000,000 noted dated June 15, 1995, issued under the $90,000,000
       Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(v) Lease Agreement among VT Finance, Inc., the Registrant and its Subsidiary dated January 5, 1996.

13 Annual Report to Stockholders for the fiscal year ended December 31, 1995.

21     Subsidiary of Registrant

23     Consent of Ernst & Young LLP

24     Power of Attorney

27     Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 1st day of February, 1996.

                                       American Freightways Corporation

                                       By: /s/Frank Conner
                                           ---------------
                                           Frank Conner
                                           Chief Financial Officer; Director
                                           (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/F. S. Garrison                             February 1, 1996
-------------------------------------         ------------------
F. S. Garrison                                Date
Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

/s/Frank Conner                               February 1, 1996
-------------------------------------         ------------------
Frank Conner                                  Date
Chief Financial Officer; Director
(Principal Accounting Officer)

/s/Tom Garrison                               February 1, 1996
-------------------------------------         ------------------
Tom Garrison                                  Date
Director

/s/T. J. Jones                                February 1, 1996
-------------------------------------         ------------------
T. J. Jones                                   Date
Director

/s/Ben A. Garrison                            February 1, 1996 *
-------------------------------------         ------------------
Ben A. Garrison                               Date
Director

/s/Ken Reeves                                 February 1, 1996
-------------------------------------         ------------------
Ken Reeves                                    Date
Director

/s/Tony Balisle                               February 1, 1996
-------------------------------------         ------------------
Tony Balisle                                  Date
Director

/s/Will Garrison                              February 1, 1996
-------------------------------------         ------------------
Will Garrison                                 Date
Director

* Signed by Frank Conner under Power of Attorney dated January 18, 1996.

     ANNUAL REPORT ON FORM 10-K--ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)
                AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of American Freightways Corporation and subsidiary included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 1995 and 1994.

Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements--December 31, 1995.


  The following consolidated financial statement schedule of American Freightways Corporation and subsidiary is included in Item 14(d):

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY

  Consolidated Financial Statement Schedule:

  Schedule II           Valuation and Qualifying Accounts


  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                        AMERICAN FREIGHTWAYS CORPORATION

            Column A                  Column B            Column C                Column D          Column E
-------------------------------------------------------------------------------------------------------------
                                                          Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                           Balance
                                     Beginning    Costs and   Other Account      Deductions          at End
          Description                of Period    Expenses      -Describe        -Describe          of Period
-------------------------------------------------------------------------------------------------------------

Year ended December 31, 1993:
 Allowance for Doubtful Accounts      $800,000    $  513,464    $430,379  (1)    $1,250,804  (2)    $493,039
                                      ========    ==========    ========  ===    ==========  ===    ========

Year ended December 31, 1994:
 Allowance for Doubtful Accounts      $493,039    $1,125,840    $423,029  (1)    $1,403,102  (2)    $638,806
                                      ========    ==========    ========  ===    ==========  ===    ========

Year ended December 31, 1995:
 Allowance for Doubtful Accounts      $638,806    $  928,974    $264,867  (1)    $  988,116  (2)    $844,531
                                      ========    ==========    ========  ===    ==========  ===    ========

Note 1 - Recoveries of amounts previously written off.

Note 2 - Uncollectible accounts written off.