Form 10-Q
period 1996-03-31
AMERICAN FREIGHTWAYS CORP
filed 1996-05-01
CIK 846729

===================================================================


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1996

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of common stock outstanding at March 31,
1996:  30,979,253.
===================================================================

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)


                                         MARCH 31,   December 31,
                                           1996         1995
                                        ----------   ----------
                                        (UNAUDITED)    (Note)

ASSETS
Current assets
 Cash and cash equivalents              $   5,554    $   2,642
 Trade receivables, less allowance
  for doubtful accounts
  (1996-$955; 1995-$845)                   65,663       54,119
 Operating supplies and inventories         2,065        2,136
 Prepaid expenses                           9,700        5,504
 Deferred income taxes                      9,556        8,444
 Income taxes receivable                    2,118        4,368
                                        ---------    ---------
  Total current assets                     94,656       77,213

Property and equipment                    557,775      530,589
 Allowances for depreciation
  and amortization (deduction)           (143,779)    (132,887)
                                        ---------    ---------
                                          413,996      397,702
Other assets                                2,882        2,847
                                        ---------    ---------
                                        $ 511,534    $ 477,762
                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  13,810    $  10,532
 Accrued expenses                          42,084       33,590
 Current portion of long-term debt         13,179        8,392
                                        ---------    ---------
  Total current liabilities                69,073       52,514

Long-term debt,
 less current portion (Note B)            204,211      189,239

Deferred income taxes                      41,895       40,575

Shareholders' equity
 Common stock, par value $.01 per
  share--authorized 250,000 shares;
  issued and outstanding 30,979 in
  1996 and 30,931 in 1995                     310          309
 Additional paid-in capital                98,832       98,514
 Retained earnings                         97,213       96,611
                                        ---------    ---------
                                          196,355      195,434
                                        ---------    ---------
                                        $ 511,534    $ 477,762
                                        =========    =========

Note: The condensed consolidated balance sheet at December 31, 1995, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)


                                              Three Months Ended
                                                   March 31
                                                1996     1995
                                              -------------------

OPERATING REVENUE                             $166,160   $132,533

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits                  101,574     73,407
 Operating supplies and expenses                12,189      8,703
 Operating taxes and licenses                    7,340      5,736
 Insurance                                       6,594      4,800
 Communications and utilities                    3,086      2,549
 Depreciation and amortization                  11,023      8,436
 Rents and purchased transportation             12,114     10,697
 Other                                           7,878      5,949
                                              --------   --------
                                               161,798    120,277
                                              --------   --------
OPERATING INCOME                                 4,362     12,256

OTHER INCOME (EXPENSE)
 Interest expense                               (3,491)    (2,199)
 Interest income                                    16         44
 Gain on disposal of assets                         16          5
 Other, net                                         77         61
                                              --------   --------
                                                (3,382)    (2,089)


INCOME BEFORE INCOME TAXES                         980     10,167
                                              --------   --------

FEDERAL AND STATE INCOME TAXES
 Current                                            11      1,789
 Deferred                                          367      2,100
                                              --------   --------
                                                   378      3,889
                                              --------   --------

NET INCOME                                    $    602   $  6,278
                                              ========   ========

NET INCOME PER SHARE (NOTE D)                 $   0.02   $   0.20
                                              ========   ========

AVERAGE SHARES OUTSTANDING                      31,165     31,376
                                              ========   ========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                         Three Months Ended
                                              March 31
                                         1996           1995
                                       -----------------------
                                             (000's omitted)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                  $   10,266   $   13,606

INVESTING ACTIVITIES
 Proceeds from sales of equipment              19           21
 Capital expenditures                     (27,293)     (38,792)
                                       ----------   ----------
 Net cash used by
 investing activities                     (27,274)     (38,771)

FINANCING ACTIVITIES
 Principal payments on long-term debt      (1,741)      (4,638)
 Proceeds from notes payable
  and long-term borrowings                 21,500       29,500
 Proceeds from issuance
  of common stock                             161          785
                                       ----------   ----------
 Net cash provided by
 financing activities                      19,920       25,647
                                       ----------   ----------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                  $    2,912   $      482
                                       ==========   ==========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1995.

NOTE B - LONG-TERM DEBT

As of March 31, 1996, the Company has outstanding borrowings of $109,000,000 under its existing $125,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At March 31, 1996, the amount available for borrowing under the line of credit was $16,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $5,870,000 to provide collateral on its self-insurance plan.

As of March 31, 1996, the Company has outstanding borrowings of $65,000,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $35,444,000 at March 31, 1996.

NOTE D - EARNINGS PER SHARE

                                           Quarter Ended March 31,
                                             1996           1995
                                          -------------------------
                                            (000's omitted except
                                              per share amounts)

Weighted average shares outstanding         30,948         30,564
Net effect of dilutive stock options
 based on treasury stock method                217            812
                                          --------       --------
Total weighted average shares outstanding   31,165         31,376
                                          ========       ========

Net income                                $    602       $  6,278
                                          ========       ========

Earnings per common share and
 common share equivalents                 $   0.02       $   0.20
                                          ========       ========

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                              Three Months Ended
                                                  March 31
                                                1996     1995
                                              -------- --------

Operating revenue                              100.0%   100.0%

Operating expenses and costs
 Salaries, wages and benefits                   61.1%    55.4%
 Operating supplies and expenses                 7.3%     6.6%
 Operating taxes and licenses                    4.4%     4.3%
 Insurance                                       4.0%     3.6%
 Communications and utilities                    1.9%     1.9%
 Depreciation and amortization                   6.6%     6.4%
 Rents and purchased transportation              7.3%     8.1%
 Other                                           4.8%     4.5%
                                              ----------------
  Total operating expenses and costs            97.4%    90.8%
                                              ----------------

Operating income                                 2.6%     9.2%

Interest expense                               (2.1)%   (1.7)%

Other income, net                                0.1%     0.1%
                                              ----------------

Income before income taxes                       0.6%     7.6%

Income taxes                                     0.2%     2.9%
                                              ----------------

Net income                                       0.4%     4.7%
                                              ================

RESULTS OF OPERATIONS

Revenue

Operating revenue for the three months ended March 31, 1996 was $166,160,000, up 25.4%, compared to $132,533,000 for the three months ended March 31, 1995. This growth in operating revenue was primarily attributable to a 25.0% increase in tonnage handled by the Company from new and existing customers. The primary reasons for this increase in tonnage were:

- - The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995.
- - The increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.
- - On January 1, 1996, the Company expanded its all-points coverage to the states of Delaware, Maryland, Virginia and West Virginia with the opening of twelve new terminals.

Revenue per hundred weight for the first quarter of 1996 was up only slightly, 0.5%, from levels experienced in the first quarter of 1995. However, revenue per hundred weight for the first quarter of 1996 did show modest improvement over the second half of 1995, which was characterized by aggressive, discounted pricing in the less-than-truckload industry. These aggressive pricing practices within the industry continued into the early months of 1996. Partially offsetting these downward pressures on revenue per hundred weight were the following factors:

- - A general rate increase of approximately 5.75% effective January 1, 1996. General rate increases initially affect approximately 44% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- - The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 7.0% in the three months ended March 31, 1996 as compared to 8.1% in the three months ended March 31, 1995.

Management expects that growth in operating revenue is sustainable in the near term. However, the Company's expansions of service territory during 1996 are less aggressive than those initiated during 1995. Management expects discounted pricing to continue in the less-than-truckload industry in the near term. As a result, any near-term growth will primarily be due to increased tonnage handled by the Company.

Operating Expenses

Operating expenses as a percentage of operating revenue increased to 97.4% in the three months ended March 31, 1996 from 90.8% in the three months ended March 31, 1995. This overall increase was primarily attributable to:

- - Salaries, wages and benefits as a percentage of operating revenue increased to 61.1% in the three months ended March 31, 1996 from 55.4% in the three months ended March 31, 1995. Several factors contributed to this increase. First, the Company continued its philosophy of sharing its success with its associates through increased wages and enhanced benefit packages. On March 3, 1996, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 3.0%. The second factor was the continued expansion of service territory. Within the expansion territories, wages and benefits were disproportionately high in relation to operating revenues. The third factor was the unusually inclement weather experienced during the first quarter of 1996.
  The timing of freight flows was impacted by the harsh weather, resulting in additional manpower being needed to maintain normal operations and service standards.
- - Operating supplies and expenses as a percentage of operating revenue increased to 7.3% in the three months ended March 31, 1996 from 6.6% in the three months ended March 31, 1995. This increase was primarily due to increased fuel prices. Management expects higher fuel prices to continue to adversely affect operating supplies and expenses in the near term.

These increases in operating expenses as a percentage of operating revenue were partially offset by improvements in the following area:

- - Rents and purchased transportation as a percentage of operating revenue decreased to 7.3% in the three months ended March 31, 1996 from 8.1% in the three months ended March 31, 1995. This improvement was primarily a result of the utilization of Company-operated terminals, rather than contractor-operated terminals, in expansions of service territory. In addition, three contractor-operated terminals were converted to Company-operated terminals during the first quarter of 1996.

Other

Interest expense as a percentage of operating revenue increased to 2.1% in the three months ended March 31, 1996 from 1.7% in the three months ended March 31, 1995. This increase was primarily attributable to increased borrowings incurred by the Company to finance the expansion of service territory and support growth in operating revenue.

The effective tax rate of the Company was 38.6% for the first three months of 1996, up from 38.3% for the same time period of 1995.

Net income for the three months ended March 31, 1996, was $602,000, down 90.4% from $6,278,000 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The continued growth in operating revenue and the expansion of service territory initiated on January 1, 1996 required significant capital resources in the three months ended March 31, 1996.

Capital requirements during the three months ended March 31, 1996 consisted primarily of $27,274,000 in investing activities. The Company invested $27,293,000 in capital expenditures during the three months ended March 31, 1996 comprised of $14,088,000 in additional revenue equipment, $8,055,000 in new terminal facilities or the expansion of existing terminal facilities and $5,150,000 in other capital expenditures. Management expects capital expenditures for the full year of 1996 will be approximately
$90,000,000.   However, the amount of capital expenditures required
in 1996 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At March 31, 1996, the Company had commitments for land, terminals, revenue and other equipment of approximately $35,444,000. These commitments were for the completion of projects in process at March 31, 1996, and for the purchase of additional revenue equipment in anticipation of increased revenue levels during the remainder of 1996.

The Company provided for its capital resource requirements in the three months ended March 31, 1996 with cash from operations and financing activities. Cash from operations totaled $10,266,000 in the three months ended March 31, 1996 compared to $13,606,000 provided by operations in the three months ended March 31, 1995. Financing activities augmented cash flow by $19,920,000 in the three months ended March 31, 1996 by utilizing the revolving line of credit.

- - The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $125,000,000 provided by NationsBank of Texas, N.A., Texas Commerce Bank, N.A. and Wachovia Bank of Georgia, N.A. During the three months ended March 31, 1996, the Company utilized this facility to provide $15,000,000 of net financing, leaving $16,000,000 available for borrowing. The Company also had $2,500,000 available under its short-term, unsecured revolving $7,500,000 line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit to back premiums for excess coverage on its self-insurance program. At March 31, 1996, the Company had obtained letters of credit totaling $5,870,000 for this purpose.
- - To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At March 31, 1996, $25,000,000 was available, but not committed, under this facility for borrowing.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of March 31, 1996, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; terminal facilities, revenue equipment and computer equipment. At March 31, 1996, future rental commitments on operating leases were $49,985,000. The Company prefers to utilize operating leases for these two areas and plans to use them in the future when such financing is available and suitable.

ENVIRONMENTAL

At March 31, 1996, the Company had no outstanding inquiries with any state or federal environmental agency.

RECENT EVENTS

On April 8, 1996, the Company announced that effective June 3, 1996 it will increase its all-points coverage to 26 states with the addition of Minnesota. Five new terminals will be opened to complement the two terminals presently operating in Minnesota.

                               INDEX

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--March 31, 1996 and December 31, 1995

     Condensed consolidated statements of income--Three months ended March 31, 1996 and 1995

     Condensed consolidated statements of cash flows--Three months ended March 31, 1996 and 1995

     Notes to condensed consolidated financial statements--March
     31, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

a)   The Annual Meeting of Shareholders was held March 14, 1996.

c) Listed below is the proposal voted on and number of votes cast at the 1996 Annual Shareholders' Meeting:

     1.  TO ELECT DIRECTORS TO THE CLASS WHOSE TERM WILL EXPIRE IN
     1999:

                            FOR      WITHHELD  BROKER NON-VOTES
     Ben A. Garrison    26,746,970    39,082      3,165,960
     Will Garrison      26,723,788    62,264      3,165,960
     Tony Balisle       26,697,512    88,540      3,165,960

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) Letter Amendment No. 4 to Note Agreement with The Prudential Insurance Company of America dated March 29, 1996.

               Letter Amendment No. 3 to Master Shelf
               Agreement with The Prudential Insurance Company of
               America dated March 29, 1996.

               Second Amendment to Amended and Restated
               Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated
               March 26, 1996.

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  May 1, 1996            /s/Frank Conner
                              Frank Conner
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer