Form 10-Q
period 1996-06-30
AMERICAN FREIGHTWAYS CORP
filed 1996-07-29
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1996

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

     Number of shares of common stock outstanding at June 30, 1996:
31,124,173.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                        JUNE 30,    December 31,
                                          1996         1995
                                        --------     --------
                                       (UNAUDITED)    (Note)
ASSETS
Current assets
 Cash and cash equivalents              $  3,939     $  2,642
 Trade receivables, less allowance
  for doubtful accounts (1996-$1,097;
  1995-$845)                              68,000       54,119
 Operating supplies and inventories        2,700        2,136
 Prepaid expenses                          8,633        5,504
 Deferred income taxes                    10,245        8,444
 Income taxes receivable                   2,120        4,368
                                        --------     --------
  Total current assets                    95,637       77,213

Property and equipment                   587,394      530,589
 Allowances for depreciation
  and amortization (deduction)          (155,029)    (132,887)
                                        --------     --------
                                         432,365      397,702
Other assets                               2,655        2,847
                                        --------     --------
                                        $530,657     $477,762
                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $ 12,989     $ 10,532
 Accrued expenses                         40,851       33,590
 Current portion of long-term debt         8,210        8,392
                                        --------     --------
  Total current liabilities               62,050       52,514

Long-term debt, less current
 portion (Note B)                        223,849      189,239

Deferred income taxes                     43,998       40,575

Shareholders' equity
 Common stock, par value $.01 per
  share--authorized 250,000 shares;
  issued and outstanding 31,124 in
  1996 and 30,931 in 1995                    311          309
 Additional paid-in capital              100,534       98,514
 Retained earnings                        99,915       96,611
                                        --------     --------
                                         200,760      195,434
                                        --------     --------
                                        $530,657     $477,762
                                        ========     ========

Note: The condensed consolidated balance sheet at December 31, 1995, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                   Three Months Ended    Six Months Ended
                                         June 30              June 30
                                     1996      1995       1996      1995
                                   ------------------   ------------------
OPERATING REVENUE                  $181,085  $141,969   $347,245  $274,502

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits       108,766    77,859    210,339   151,266
 Operating supplies and expenses     15,280     9,186     27,469    17,889
 Operating taxes and licenses         8,222     5,817     15,563    11,554
 Insurance                            6,366     4,525     12,960     9,325
 Communications and utilities         3,198     2,709      6,284     5,258
 Depreciation and amortization       11,334     9,106     22,357    17,542
 Rents and purchased
  transportation                     11,800    11,013     23,914    21,709
 Other                                8,596     6,230     16,474    12,179
                                   --------  --------   --------  --------
                                    173,562   126,445    335,360   246,722
                                   --------  --------   --------  --------
OPERATING INCOME                      7,523    15,524     11,885    27,780

OTHER INCOME (EXPENSE)
 Interest expense                    (3,207)   (2,491)    (6,698)   (4,689)
 Interest income                         45        32         61        75
 Gain (loss) on
  disposal of assets                     (5)       39         11        44
 Other, net                              44        91        121       152
                                   --------  --------   --------  --------
                                     (3,123)   (2,329)    (6,505)   (4,418)


INCOME BEFORE INCOME TAXES            4,400    13,195      5,380    23,362

FEDERAL AND STATE INCOME TAXES
 Current                                282     1,080        294     2,868
 Deferred                             1,416     3,967      1,783     6,068
                                   --------  --------   --------  --------
                                      1,698     5,047      2,077     8,936
                                   --------  --------   --------  --------

NET INCOME                         $  2,702  $  8,148   $  3,303  $ 14,426
                                   ========  ========   ========  ========

NET INCOME PER SHARE               $   0.09  $   0.26   $   0.11  $   0.46
                                   ========  ========   ========  ========

AVERAGE SHARES OUTSTANDING           31,338    31,426     31,255    31,401
                                   ========  ========   ========  ========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Six Months Ended
                                                   June 30
                                               1996        1995
                                             ---------------------
                                               (000's omitted)
NET CASH PROVIDED BY OPERATING ACTIVITIES    $  22,252   $  22,684

INVESTING ACTIVITIES
 Proceeds from sales of equipment                   42         458
 Capital expenditures                          (57,115)    (75,118)
                                             ---------   ---------
 Net cash used by investing activities         (57,073)    (74,660)

FINANCING ACTIVITIES
 Principal payments on long-term debt          (25,071)    (20,652)
 Proceeds from notes payable
  and long-term borrowings                      59,500      70,435
 Proceeds from issuance of common stock          1,689       2,144
                                             ---------   ---------
 Net cash provided by financing activities      36,118      51,927
                                             ---------   ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS                $   1,297   $     (49)
                                             =========   =========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                          June 30, 1996


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1995.

NOTE B - LONG-TERM DEBT
As of June 30, 1996, the Company has outstanding borrowings of $104,000,000 under its existing $175,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At June 30, 1996, the amount available for borrowing under the line of credit was $71,000,000. The line of credit bears interest at a variable interest rate based upon the London Interbank rate or the lender's prime rate in effect at the time of the borrowing. In addition to this credit facility, the Company has obtained letters of credit totaling $5,740,000 to provide collateral on its self-insurance plan.

As of June 30, 1996, the Company has outstanding borrowings of $90,000,000 under a Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.

NOTE C - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately
$31,050,000 at June 30, 1996.

NOTE D - EARNINGS PER SHARE

                                               Quarter Ended June 30
                                                 1996         1995
                                             -------------------------
                                               (000's omitted except
                                                 per share amounts)
Weighted average shares outstanding               31,036        30,721
Net effect of dilutive stock options
 based on treasury stock method                      302           705
                                             -----------   -----------
Total weighted average shares outstanding         31,338        31,426
                                             ===========   ===========

Net income                                   $     2,702   $     8,148
                                             ===========   ===========

Earnings per common share
 and common share equivalents                $      0.09   $      0.26
                                             ===========   ===========

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                  Three Months Ended  Six Months Ended
                                        June 30            June 30
                                     1996     1995      1996     1995
                                    ---------------    ---------------
Operating revenue                   100.0%   100.0%    100.0%   100.0%

Operating expenses and costs
 Salaries, wages and benefits        60.1%    54.8%     60.6%    55.1%
 Operating supplies and expenses      8.4%     6.5%      7.9%     6.5%
 Operating taxes and licenses         4.5%     4.1%      4.5%     4.2%
 Insurance                            3.5%     3.2%      3.7%     3.4%
 Communications and utilities         1.8%     1.9%      1.8%     1.9%
 Depreciation and amortization        6.3%     6.4%      6.4%     6.4%
 Rents and purchased transportation   6.5%     7.8%      6.9%     7.9%
 Other                                4.7%     4.4%      4.8%     4.5%
                                    ----------------------------------
  Total operating
   expenses and costs                95.8%    89.1%     96.6%    89.9%
                                    ----------------------------------

Operating income                      4.2%    10.9%      3.4%    10.1%

Interest expense                     (1.8%)   (1.7%)    (1.9%)   (1.7%)

Other income, net                     0.0%     0.1%      0.1%     0.1%
                                    ----------------------------------

Income before income taxes            2.4%     9.3%      1.6%     8.5%

Income taxes                          0.9%     3.6%      0.6%     3.2%
                                    ----------------------------------

Net income                            1.5%     5.7%      1.0%     5.3%

                                    ==================================

RESULTS OF OPERATIONS

Operating Revenue

Operating revenue for the six months ended June 30, 1996 was $347,245,000, up 26.5%, compared to $274,502,000 for the six months ended June 30, 1995. Operating revenue for the three months ended June 30, 1996 was $181,085,000, up 27.6%, compared to $141,969,000 in the three months ended June 30, 1995. The additional operating revenue during the six and three month periods ended June 30, 1996 resulted primarily from increased tonnage from new and existing customers. Tonnage was up 25.5% and 25.9%, respectively, from the same six and three month periods of 1995. This increase in tonnage was primarily a result of the following:

- - The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995.
- - The increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.
- - On January 1, 1996, the Company expanded its all-points coverage to the states of Delaware, Maryland, Virginia and West Virginia with the opening of twelve new terminals.
- - On June 3, 1996, the Company expanded its all-points coverage to 26 states with the addition of Minnesota. Five new terminals were opened to complement the two terminals already operating in that state.

Revenue per hundred weight for the first six months of 1996 was up only slightly, 0.9%, from levels experienced in the first six months of 1995. The last twelve months in the less-than-truckload industry have been characterized by aggressive, discounted pricing. Management expects these aggressive pricing practices within the industry to continue throughout the remainder of 1996. Partially offsetting these downward pressures on revenue per hundred weight were the following factors:

- - A general rate increase of approximately 5.75% effective January 1, 1996. General rate increases initially affect approximately 44% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- - The Company's average length of haul increased 2.1%, to 593 miles, in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in average length of haul was primarily a result of the Company's expanded service territory.
- - The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 6.9% in the six months ended June 30, 1996 as compared to 8.1% in the six months ended June 30, 1995.

Management expects that growth in operating revenue is sustainable in the near term. However, the Company's expansions of service territory during 1996 are less aggressive than those initiated during 1995. Any near-term growth in operating revenue will primarily be due to increased tonnage handled by the Company.

Operating Expenses

Operating expenses as a percentage of operating revenue increased to 96.6% in the six months ended June 30, 1996 from 89.9% in the six months ended June 30, 1995. Operating expenses as a percentage of operating revenue increased to 95.8% in the three months ended June 30, 1996 from 89.1% in the three months ended June 30, 1995. This overall increase was primarily attributable to:

- - Salaries, wages and benefits as a percentage of operating revenue increased to 60.6% in the six months ended June 30, 1996 from 55.1% in the six months ended June 30, 1995. This increase was primarily due to the following factors. First, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 3.0% effective March 3, 1996. A second factor was the continued expansion of service territory. Within the expansion territories, wages and benefits were disproportionately high in relation to operating revenues, as additional people were hired in order to maintain service levels. A third factor was the unusually harsh weather experienced during the first three months of 1996. The timing of freight flows was impacted by the inclement weather, resulting in additional manpower being needed to maintain normal operations and service standards. In addition, five terminals were converted from contractor-operated terminals to Company-operated facilities during the first six months of 1996.
- - Operating supplies and expenses as a percentage of operating revenue increased to 7.9% in the six months ended June 30, 1996 from 6.5% in the six months ended June 30, 1995. This increase was largely due to a spike in fuel prices from February 1996 through May 1996. Management estimates that operating supplies and expenses during this period were increased by approximately $2,500,000 due to increased fuel costs. Management anticipates that fuel prices, having receded from peak levels, will remain relatively stable during the near term. The Company did not impose a fuel surcharge on the price of its freight shipments during this temporary spike in fuel prices.

These increases in operating expenses as a percentage of operating revenue were partially offset by improvements in the following area:

- - Rents and purchased transportation as a percentage of operating revenue decreased to 6.9% in the six months ended June 30, 1996 from 7.9% in the six months ended June 30, 1995. This improvement was primarily a result of the utilization of Company-operated terminals, rather than contractor-operated terminals, in expansions of service territory. In addition, five contractor-operated terminals were converted to Company-operated terminals during the first six months of 1996.

Other

Interest expense as a percentage of operating revenue increased to 1.9% in the six months ended June 30, 1996 from 1.7% in the six months ended June 30, 1995. This increase was primarily attributable to increased borrowings incurred by the Company to finance the expansion of service territory and the purchase of revenue and other equipment.

The effective tax rate of the Company was 38.6% for the first six months of 1996, up from 38.3% for the same time period of 1995.

Net income for the six months ended June 30, 1996, was $3,303,000, down 77.1%, from $14,426,000 for the six months ended
June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The continued growth in operating revenue and the expansion of service territory initiated on January 1, 1996 required significant capital resources in the six months ended June 30, 1996.

Capital requirements during the six months ended June 30, 1996 consisted primarily of $57,073,000 in investing activities. The Company invested $57,115,000 in capital expenditures during the six months ended June 30, 1996 comprised of $30,243,000 in additional revenue equipment, $17,463,000 in new terminal facilities or the expansion of existing terminal facilities and $9,409,000 in other equipment. Management expects capital expenditures for the full year of 1996 will be approximately
$90,000,000.   However, the amount of capital expenditures
required during the remainder of 1996 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At June 30, 1996, the Company had commitments for land, terminals, revenue and other equipment of approximately $31,050,000. These commitments were for the completion of projects in process at June 30, 1996, and for the purchase of additional revenue equipment in anticipation of increased revenue levels during the remainder of 1996.

The Company provided for its capital resource requirements in the six months ended June 30, 1996 with cash from operations and financing activities. Cash from operations totaled $22,252,000 in the six months ended June 30, 1996 compared to $22,684,000 provided by operations in the six months ended June 30, 1995. Financing activities augmented cash flow by $36,118,000 in the six months ended June 30, 1996 by utilizing two primary sources of financing: the revolving line of credit and the Master Shelf facility.

- - The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit. Effective May 31, 1996, the limit of this revolving credit facility was increased to $175,000,000, from $125,000,000, and the number of lending institutions participating in the facility was increased to six from three. This increased line of credit is provided by NationsBank of Texas, N.A. (agent), Texas Commerce Bank, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V., The First National Bank of Chicago and Credit Lyonnais. During the six months ended June 30, 1996, the Company utilized this facility to provide $10,000,000 of net financing, leaving $71,000,000 available for borrowing. The Company also had $10,000,000 available under its short-term, unsecured revolving line of credit with NationsBank of Texas, N.A. Effective May 31, 1996, the limit of this facility was increased to $10,000,000 from $7,500,000. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit to back premiums for excess coverage on its self-insurance program. At June 30, 1996, the Company had obtained letters of credit totaling $5,740,000 for this purpose.
- - To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. On May 1, 1996, the Company utilized this facility to issue $25,000,000 in 10-year, senior notes at an interest rate of 7.51%. With the issuance of these notes, the Company had fully utilized the existing capacity of this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of June 30, 1996, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; terminal facilities, revenue equipment and computer equipment. At June 30, 1996, future rental commitments on operating leases were $55,838,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

ENVIRONMENTAL

At June 30, 1996, the Company had no outstanding inquiries with any state or federal environmental agency.

                              INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--June 30, 1996 and December 31, 1995

     Condensed consolidated statements of income--Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

     Condensed consolidated statements of cash flows--Six months ended June 30, 1996 and 1995

     Notes to condensed consolidated financial statements--June
     30, 1996

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) Third Amendment to Amended and Restated
               Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its subsidiary dated
               May 31, 1996

               $25,000,000 note dated May 1, 1996,
               issued under the $90,000,000 Master Shelf
               Agreement with the Prudential Insurance Company of
               America dated September 3, 1993

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  July 26, 1996          /s/Frank Conner
                              Frank Conner
                              Executive Vice President-Accounting
                              & Finance and Chief Financial Officer