Form 10-Q
period 1996-09-30
AMERICAN FREIGHTWAYS CORP
filed 1996-10-31
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1996

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

     Number of shares of common stock outstanding at September 30, 1996: 31,133,303.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                      SEPTEMBER 30,  December 31,
                                          1996          1995
                                        ---------     ---------
                                       (UNAUDITED)     (Note)
ASSETS
Current assets
 Cash and cash equivalents              $   7,994     $   2,642
 Trade receivables, less allowance
  for doubtful accounts
  (1996-$1,286;1995-$845)                  69,372        54,119
 Operating supplies and inventories         2,462         2,136
 Prepaid expenses                           6,512         5,504
 Deferred income taxes                     11,492         8,444
 Income taxes receivable                    1,768         4,368
                                        ---------     ---------
  Total current assets                     99,600        77,213

Property and equipment                    621,430       530,589
 Allowances for depreciation and
  amortization (deduction)               (167,055)     (132,887)
                                        ---------     ---------
                                          454,375       397,702
Other assets                                2,780         2,847
                                        ---------     ---------
                                        $ 556,755     $  477,76
                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  14,280     $  10,532
 Accrued expenses                          43,433        33,590
 Current portion of long-term debt         11,460         8,392
                                        ---------     ---------
  Total current liabilities                69,173        52,514

Long-term debt, less current
 portion (Note B)                         236,813       189,239

Deferred income taxes                      46,811        40,575

Shareholders' equity
 Common stock, par value $.01 per
  share--authorized 250,000 shares;
  issued and outstanding 31,133 in
  1996 and 30,931 in 1995                     311           309
 Additional paid-in capital               100,609        98,514
 Retained earnings                        103,038        96,611
                                        ---------     ---------
                                          203,958       195,434
                                        ---------     ---------
                                        $ 556,755     $ 477,762
                                        =========     =========

Note: The condensed consolidated balance sheet at December 31, 1995, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)


                                   Three Months Ended Nine Months Ended
                                      September 30       September 30
                                    1996      1995      1996     1995
                                   ------------------  ------------------
OPERATING REVENUE                  $192,497  $149,392  $539,742  $423,894

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits       117,224    89,462   327,564   240,728
 Operating supplies and expenses     15,108     9,303    42,577    27,192
 Operating taxes and licenses         8,250     5,961    23,813    17,515
 Insurance                            6,784     5,685    19,744    15,011
 Communications and utilities         3,310     2,875     9,593     8,133
 Depreciation and amortization       12,081     9,963    34,438    27,505
 Rents and purchased transportation  11,746    12,321    35,660    34,029
 Other                                8,834     7,376    25,308    19,555
                                   --------  --------  --------  --------
                                    183,337   142,946   518,697   389,668
                                   --------  --------  --------  --------
OPERATING INCOME                      9,160     6,446    21,045    34,226

OTHER INCOME (EXPENSE)
 Interest expense                    (4,128)   (2,636)  (10,826)   (7,326)
 Interest income                         25        45        85       120
 Gain on disposal of assets               2        14        13        59
 Other, net                              27        89       149       241
                                   --------  --------  --------  --------
                                     (4,074)   (2,488)  (10,579)   (6,906)


INCOME BEFORE INCOME TAXES            5,086     3,958    10,466    27,320

FEDERAL AND STATE INCOME TAXES
 Current                                388    (2,327)      682       541
 Deferred                             1,575     3,841     3,358     9,909
                                   --------  --------  --------  --------
                                      1,963     1,514     4,040    10,450
                                   --------  --------  --------  --------

NET INCOME                         $  3,123  $  2,444  $  6,426  $ 16,870
                                   ========  ========  ========  ========

NET INCOME PER SHARE               $   0.10  $   0.08  $   0.21  $   0.54
                                   ========  ========  ========  ========

AVERAGE SHARES OUTSTANDING           31,285    31,398    31,265    31,400
                                   ========  ========  ========  ========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Nine Months Ended
                                                  September 30
                                                1996        1995
                                              ---------   ---------
                                                 (000's omitted)
NET CASH PROVIDED BY OPERATING ACTIVITIES     $  44,100   $  37,462

INVESTING ACTIVITIES
 Proceeds from sales of equipment                    71         548
 Capital expenditures                           (91,206)   (100,952)
                                              ---------   ---------
 Net cash used by investing activities          (91,135)   (100,404)

FINANCING ACTIVITIES
 Principal payments on long-term debt           (25,858)    (23,911)
 Proceeds from notes payable and
  long-term borrowings                           76,500      84,936
 Proceeds from issuance of common stock           1,745       2,512
                                              ---------   ---------
 Net cash provided by financing activities       52,387      63,537
                                              ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $   5,352   $     595
                                              =========   =========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                        September 30, 1996


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1995.

NOTE B - LONG-TERM DEBT
As of September 30, 1996, the Company has outstanding borrowings of $121,000,000 under its existing $175,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At September 30, 1996, the amount available for borrowing under the line of credit was $54,000,000. The line of credit bears interest at a variable interest rate based upon the London Interbank rate or the lender's prime rate in effect at the time of the borrowing. In addition to this credit facility, the Company has obtained letters of credit totaling $5,075,000 to provide collateral on its self-insurance plan.

As of September 30, 1996, the Company has outstanding borrowings of $89,250,000 under a Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.

NOTE C - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $11,755,000 at September 30, 1996.

NOTE D - EARNINGS PER SHARE

                                  Three Months Ended Nine Months Ended
                                    September 30       September 30
                                    1996     1995      1996     1995
                                  -------- --------  -------- --------
(000's omitted except per share amounts)
Weighted average shares
 outstanding                        31,128   30,821    31,037   30,702
Net effect of dilutive stock
 options based on treasury
 stock method                          157      577       228      698
                                  -------- --------  -------- --------

Total weighted average
 shares outstanding                 31,285   31,398    31,265   31,400
                                  ======== ========  ======== ========

Net income                        $  3,123 $  2,44   $  6,426 $ 16,870
                                  ======== ========  ======== ========

Earnings per common share and
 common share equivalents         $   0.10  $  0.08  $   0.21 $   0.54
                                  ========  =======  ======== ========

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                  Three Months Ended Nine Months Ended
                                     September 30      September 30
                                     1996     1995     1996     1995
                                    ---------------------------------
Operating revenue                   100.0%   100.0%   100.0%   100.0%

Operating expenses and costs
 Salaries, wages and benefits        60.9%    59.9%    60.7%    56.8%
 Operating supplies and expenses      7.8%     6.2%     7.9%     6.4%
 Operating taxes and licenses         4.3%     4.0%     4.4%     4.1%
 Insurance                            3.5%     3.8%     3.6%     3.6%
 Communications and utilities         1.7%     1.9%     1.8%     1.9%
 Depreciation and amortization        6.3%     6.7%     6.4%     6.5%
 Rents and purchased transportation   6.1%     8.3%     6.6%     8.0%
 Other                                4.6%     4.9%     4.7%     4.6%
                                    ---------------------------------
  Total operating
   expenses and costs                95.2%    95.7%    96.1%    91.9%
                                    ---------------------------------

Operating income                      4.8%     4.3%     3.9%     8.1%

Interest expense                     (2.2%)   (1.8%)   (2.0%)   (1.7%)

Other income, net                     0.0%     0.1%     0.0%     0.1%
                                    ---------------------------------

Income before income taxes            2.6%     2.6%     1.9%     6.5%

Income taxes                          1.0%     1.0%     0.7%     2.5%
                                    ---------------------------------

Net income                            1.6%     1.6%     1.2%     4.0%
                                    =================================

RESULTS OF OPERATIONS

Operating Revenue

Operating revenue for the nine months ended September 30, 1996 was $539,742,000, up 27.3%, compared to $423,894,000 for the nine months ended September 30, 1995. Operating revenue for the three months ended September 30, 1996 was $192,497,000, up 28.9%, compared to $149,392,000 in the three months ended September 30, 1995. The additional operating revenue during the nine month period ended September 30, 1996 resulted primarily from increased tonnage from new and existing customers. Tonnage was up 24.3% and 22.1%, respectively, from the same nine and three month periods of 1995. This increase in tonnage was primarily a result of the following:

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

Revenue per hundred weight for the first nine months of 1996 was up 2.3% from levels experienced in the first nine months of 1995. The majority of this year-to-date increase in revenue per hundred weight was the result of a 5.0% increase experienced in the three months ended September 30, 1996. This third quarter improvement in revenue per hundred weight was primarily a result of increased demand in the LTL industry. The increased demand resulted in a partial reduction of the excess capacity that has existed in the industry for the past year. Other factors influencing revenue per hundred weight were:

- A general rate increase of approximately 5.75% effective
  January 1, 1996. General rate increases initially affect approximately 44% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- The Company's average length of haul increased 2.2%, to 595 miles, in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase in average length of haul was primarily a result of the Company's expanded service territory.
- The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 6.7% in the nine months ended September 30, 1996 as compared to 7.9% in the nine months ended September 30, 1995.

Management expects that growth in operating revenue is sustainable in the near term. However, the rate of growth in operating revenue is likely to be less than that experienced by the Company in recent years. This is largely due to less aggressive plans for geographic expansion in the near term. Any near-term growth in operating revenue would, as in recent periods, continue to be primarily due to increased tonnage handled by the Company. To a lesser degree, operating revenue may be increased by improvements in revenue per hundred weight if market and competitive conditions allow. The foregoing statement about the sustainability of revenue growth is subject to a number of factors, including LTL industry capacity, increased tonnage and general economic conditions.

Operating Expenses

Operating expenses as a percentage of operating revenue increased to 96.1% in the nine months ended September 30, 1996 from 91.9% in the nine months ended September 30, 1995. Operating expenses as a percentage of operating revenue improved to 95.2% in the three months ended September 30, 1996 from 95.7% in the three months ended September 30, 1995. This overall, year-to-date increase was primarily attributable to:

- Salaries, wages and benefits as a percentage of operating revenue increased to 60.7% in the nine months ended September 30, 1996 from 56.8% in the nine months ended September 30, 1995. This increase was primarily due to the following factors. First was the Company's investment in additional people in order to improve on-time service. The timing of freight flows was interrupted in the second half of 1995 due to a large geographic expansion by the Company and a softening of general economic conditions. As a result, on-time service fell below the traditionally high levels established by the Company. The Company invested in additional manpower which has returned on-time service to traditional levels. Second, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 3.0% effective March 3, 1996. In addition, five terminals were converted from contractor-operated terminals to Company-operated facilities during the first nine months of 1996.
- Operating supplies and expenses as a percentage of operating revenue increased to 7.9% in the nine months ended September 30, 1996 from 6.4% in the nine months ended September 30, 1995. This increase was largely due to an overall increase in fuel prices beginning in February 1996. Management estimates that operating supplies and expenses during this period were increased by approximately $4,000,000 due to increased fuel costs. A fuel surcharge was enacted effective September 16, 1996. The surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 1.3% as of September 30, 1996.

These increases in operating expenses as a percentage of operating revenue were partially offset by improvements in the following area:

- Rents and purchased transportation as a percentage of operating revenue decreased to 6.6% in the nine months ended September 30, 1996 from 8.0% in the nine months ended September 30, 1995. This improvement was primarily a result of the utilization of Company-operated terminals, rather than contractor-operated terminals, in expansions of service territory. In addition, five contractor-operated terminals were converted to Company-operated terminals during the first nine months of 1996.

Other

Interest expense as a percentage of operating revenue increased to 2.0% in the nine months ended September 30, 1996 from 1.7% in the nine months ended September 30, 1995. This increase was primarily attributable to increased borrowings incurred by the Company to finance the purchase and construction of terminals and the purchase of revenue and other equipment.

The effective tax rate of the Company was 38.6% for the first nine months of 1996, up from 38.3% for the same time period of 1995.

Net income for the nine months ended September 30, 1996, was $6,426,000, down 61.9%, from $16,870,000 for the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The continued growth in operating revenue and the expansion of service territory initiated on January 1, 1996 required significant capital resources in the nine months ended September 30, 1996.

Capital requirements during the nine months ended September 30, 1996 consisted primarily of $91,135,000 in investing activities. The Company invested $91,206,000 in capital expenditures during the nine months ended September 30, 1996 comprised of $43,045,000 in additional revenue equipment, $34,026,000 in new terminal facilities or the expansion of existing terminal facilities and $14,135,000 in other equipment. Management expects capital expenditures for the full year of 1996 will be approximately
$105,000,000.     At September 30, 1996, the Company had
commitments for land, terminals and construction in progress of approximately $11,755,000.

The Company provided for its capital resource requirements in the nine months ended September 30, 1996 with cash from operations and financing activities. Cash from operations totaled $44,100,000 in the nine months ended September 30, 1996 compared to $37,462,000 provided by operations in the nine months ended September 30, 1995. Financing activities augmented cash flow by $52,387,000 in the nine months ended September 30, 1996 by utilizing two primary sources of financing: the revolving line of credit and the Master Shelf facility.

- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit. Effective May 31, 1996, the limit of this revolving credit facility was increased to $175,000,000, from $125,000,000, and the number of lending institutions participating in the facility was increased to six from three. This increased line of credit is provided by NationsBank of Texas, N.A. (agent), Texas Commerce Bank, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V., The First National Bank of Chicago and Credit Lyonnais. During the nine months ended September 30, 1996, the Company utilized this facility to provide $27,000,000 of net financing, leaving $54,000,000 available for borrowing. The Company also had $10,000,000 available under its short-term, unsecured revolving line of credit with NationsBank of Texas, N.A. Effective May 31, 1996, the limit of this facility was increased to $10,000,000 from $7,500,000. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit for its self-insurance program. At September 30, 1996, the Company had obtained letters of credit totaling $5,075,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. On May 1, 1996, the Company utilized this facility to issue $25,000,000 in 10-year, senior notes at an interest rate of 7.51%. With the issuance of these notes, the Company had fully utilized the existing capacity of this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of September 30, 1996, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; terminal facilities, revenue equipment and computer equipment. At September 30, 1996, future rental commitments on operating leases were $51,225,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

ENVIRONMENTAL

At September 30, 1996, the Company had no outstanding inquiries with any state or federal environmental agency.

                               INDEX

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--September 30, 1996 and December 31, 1995

     Condensed consolidated statements of income--Three months ended September 30, 1996 and 1995; Nine months ended September
30, 1996 and 1995

     Condensed consolidated statements of cash flows--Nine months ended September 30, 1996 and 1995

     Notes to condensed consolidated financial statements--
September 30, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  October 31, 1996       /s/Frank Conner
                              Frank Conner
                              Executive Vice President
                              Accounting & Finance and
                              Chief Financial Officer