Form 10-K
period 1996-12-31
AMERICAN FREIGHTWAYS CORP
filed 1997-03-07
CIK 846729

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
                            Washington, D. C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the Fiscal Year Ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _____________________to_____________________

     Commission File No. 34-0-17570

                       AMERICAN FREIGHTWAYS CORPORATION
             (Exact name of registrant as specified in its charter)


           Arkansas                                     74-2391754
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


     2200 Forward Drive
      Harrison, Arkansas                                   72601
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including Area Code:  (501) 741-9000

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock,  $.01 par value

                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X]Yes   [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     Aggregate market value of voting stock held by nonaffiliates of the registrant at February 13, 1997: $398,571,324.

     Number of shares of common stock outstanding at February 13, 1997:
31,260,496.

     The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated by reference into Parts II and IV.

     The Proxy Statement for Registrant's March 27, 1997 Annual Meeting is incorporated by reference into Parts III and IV.

================================================================================

                               TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----
                                    PART I

1. and 2.  Business and Properties                                           1
3.         Legal Proceedings                                                 3
4.         Submission of Matters to a Vote of Security Holders               3

                                    PART II

5.         Market for Registrant's Common Equity
            and Related Stockholder Matters                                  4
6.         Selected Financial Data                                           5
7.         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    7
8.         Financial Statements and Supplementary Data                       7
9.         Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           7

                                    PART III

10.        Directors and Executive Officers of the Registrant                8
11.        Executive Compensation                                            8
12.        Security Ownership of Certain Beneficial
            Owners and Management                                            8
13.        Certain Relationships and Related Transactions                    8

                                    PART IV

14.        Exhibits, Financial Statement Schedules and
            Current Reports on Form 8-K                                      9

           Signatures                                                       13

           Financial Statements and Financial Statement Schedules           14

                                    PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


THE COMPANY

  American Freightways is a scheduled common and contract carrier transporting primarily less-than-truckload (LTL) shipments of general commodities. As of January 1, 1997, the Company serves all points in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. American Freightways also provides service to the ten provinces of Canada through an exclusive alliance with Day & Ross, a Canadian less-than-truckload carrier headquartered in Hartland, New Brunswick, Canada and provides service to 90% of the Mexican market through an alliance with Autolineas Mexicanas, S.A. DE C.V. of Monterrey, Mexico.

RECENT EVENTS

  The LTL industry is impacted significantly by the availability and cost of diesel fuel. The price of diesel fuel increased dramatically, reaching a six year high in April 1996. The Company, as did the majority of the industry, implemented a fuel surcharge to offset higher fuel cost. The Company's fuel surcharge is adjusted weekly based on the Department of Energy's Diesel Fuel index.

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

EXPANSION

  The history of American Freightways has been growth. Fourteen years ago, the Company began serving all points in one state, Arkansas. Today the Company's all-points service coverage extends to 26 states. Perhaps the most distinguishing feature of the Company's operations is this all-points coverage. Management knows of no other LTL carrier that duplicates this coverage.

  The Company began operations by opening 20 customer centers on October 25, 1982. From 1983 through 1985, 11 customer centers were added to the system, including Chicago, Illinois; Oklahoma City and Tulsa, Oklahoma; and Houston, Texas. Thirteen customer centers were added in 1986, 20 customer centers in 1987, 12 customer centers in 1988, nine customer centers in 1989, 15 customer centers in 1990, 11 customer centers in 1991 and ten customer centers in 1992. During 1993, the opening of seven new customer centers in the state of Georgia and nine new customer centers in the state of Kentucky brought all-points coverage to these two states as well as the southern portions of the states of Indiana and Ohio. During 1994, the Company opened 14 new customer centers in Indiana and Ohio.

  The Company's most aggressive expansions to date were in 1995. On January 1, 1995, the Company opened 13 customer centers and extended its all-points coverage to North Carolina and South Carolina. On April 17, 1995, customer centers were opened at Colorado Springs, Denver, Fort Collins and Pueblo, Colorado; Des Moines, Iowa; Madison and Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; and Omaha, Nebraska. On July 10, twelve additional customer centers were opened extending the Company's all-points coverage to Colorado, Iowa, Nebraska and Wisconsin. On August 14, 1995, the Company opened seven customer centers in Florida to provide all-points coverage to the state.

  On January 1, 1996, the Company opened 12 customer centers to provide all-points coverage to Delaware, Maryland, Virginia and West Virginia. Also, on January 1, 1996, the Company extended its coverage to all 10 Canadian provinces through an exclusive partnership with Day & Ross, one of Canada's leading less-than-truckload carriers. Day & Ross, Inc. is part of the Day & Ross transportation group, Canada's largest truck transportation conglomerate and is a wholly-owned subsidiary of Canadian-based McCain Food Company. On June 1, 1996, the Company extended coverage to 90% of the Mexican market through an alliance with Autolineas Mexicanas, S.A. DE C.V. of Monterrey, Mexico. On June 3, 1996, the Company added five additional customer centers in Minnesota increasing the Company's all-points coverage to 26 states.

FLEET

  The Company's policy is to purchase equipment having uniform specifications that are, to the greatest possible extent, compatible with design improvements and resale values. This standardization enables the Company to simplify mechanic and driver training, to control the cost of spare parts and tire inventory, and in general to provide for a more efficient vehicle maintenance program. American Freightways utilizes twin trailers for movement of almost 100% of the freight among its customer centers to gain greater flexibility. The use of twin trailers (which can be operated singly or in tandem) provides more options for the achievement of the Company's service standards. At December 31, 1996, the Company utilized 13,536 van trailers, 11,804 of which were twin trailers, and 4,985 tractors. The average ages of the tractors and trailers were 3.4 and 3.8 years, respectively, at December 31, 1996.

ASSOCIATES

  At December 31, 1996, the Company employed 9,947 associates. All drivers utilized by American Freightways are selected in accordance with specific Company guidelines relating primarily to safety records and driving experience. All associates are required to pass drug tests upon employment, randomly and for cause. State and federal regulations require drug testing of drivers and require drivers to comply with commercial driver's licensing requirements. Management believes that the Company is substantially in compliance with these regulations.

  The Company has not experienced a shortage of qualified drivers in the past, and management does not expect a significant shortage in the near future.

  None of the Company's personnel are currently represented by a collective bargaining unit. From time to time, associates of a particular customer center or facility may vote on representation by a collective bargaining unit. Management of the Company cannot predict the outcome of future elections. However, it believes any outcome will not have a material adverse affect on the Company's competitive position, operations or financial condition. In the opinion of management, the Company's relationship with its drivers, other associates and independent contractors is excellent. The Company's policy is to share its success with its associates through increased wages and benefits.

TECHNOLOGY

  American Freightways is a leader in the use of advanced technology to increase the value of service to its customers and to lower the cost of providing this service. The Company uses computer and electronic technology to compress time in the performance of operating and other processes and to compress the number of levels within the organization necessary to complete tasks. From the customer's call for a pickup through the capture of a signature verifying delivery of the freight, the Company's information technology captures information on the status of each shipment. In most cases the accumulation of the data is achieved automatically as the freight is moved.

FACILITIES

  At the end of 1996, American Freightways changed the name of its terminal facilities to Customer Centers. This name change reflects AF's commitment to its customers. Associates at the local level are empowered to make decisions that are in the best interest of customers' service issues.

  The Company owns its general office located in Harrison, Arkansas and 81 customer center facilities in 19 states. At December 31, 1996, 122 of the Company's customer centers were leased. The terms of the leases on the facilities range from month-to-month to ten years. The availability of suitable facilities determines whether the Company leases or constructs a Company-owned facility.

  One of the principal features distinguishing American Freightways from its competitors is its extensive customer center network, placing customer centers nearer to the customer. During 1996, the Company completed construction of a 230 door facility in Atlanta, Georgia. In addition, the Company added capacity through the purchase of existing facilities, the construction of new customer centers or additions to existing customer centers in several strategic locations such as Akron, Ohio; Dayton, Ohio; Des Moines, Iowa; Ft. Myers, Florida; Hot Springs, Arkansas; Houston, Texas; Indianapolis, Indiana; Lincoln, Illinois; Memphis, Tennessee; Milwaukee, Wisconsin; Nashville, Tennessee; Orlando, Florida; and Phenix City, Alabama. The Company has plans to either expand or construct several additional customer centers in 1997.

  At December 31, 1996, the Company's customer center network consisted of 203 customer centers. Of these customer centers, 198 were managed by Company associates and 5 were operated and managed by independent contractors. Company-operated customer centers involve costs (such as operating taxes, salaries and wages and depreciation), whereas costs of independent contractor-operated customer centers generally are variable as a flat percentage of revenue. It is American Freightways' intent to primarily utilize Company-operated customer centers in future expansions.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  American Freightways Corporation's Common Stock is traded under the symbol "AFWY" on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth, for the periods indicated, the range of high and low prices for the Company's Common Stock as reported by NASDAQ through February 13, 1997. The latest price for the Company's Common Stock on February 13, 1997, as reported by the NASDAQ was $12.75 per share. At February 13, 1997, there were approximately 3,251 holders of record of the Company's Common Stock.

                     PERIOD                        HIGH       LOW
    -----------------------------------------------------------------

    FISCAL YEAR 1995:
    First Quarter                               $ 24-1/8  $  18-5/8
    Second Quarter                                24-1/4     18-3/8
    Third Quarter                                     24     13-3/4
    Fourth Quarter                                15-1/8      9-7/8

    FISCAL YEAR 1996:
    First Quarter                               $ 14-1/2  $   9-1/2
    Second Quarter                                16-7/8         11
    Third Quarter                                 12-1/2      8-1/2
    Fourth Quarter                                11-3/4      8-1/2

    FISCAL YEAR 1997:
    First Quarter (through February 13, 1997)   $ 14-1/4  $  10-7/8

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

                                                                 YEARS ENDED DECEMBER 31
(Dollars in thousands, except per share data)           1992       1993       1994       1995       1996
                                                      ---------  ---------  ---------  ---------  ---------

INCOME STATEMENT DATA:
 Operating revenue................................... $262,011   $328,464   $465,588   $572,100   $729,042
 Operating expenses and costs:
  Salaries, wages and benefits.......................  125,152    168,770    247,049    335,167    444,041
  Operating supplies and expenses....................   17,169     22,099     30,710     38,667     59,640
  Operating taxes and licenses.......................    9,647     12,340     19,251     24,434     31,827
  Insurance..........................................    8,705      7,891     15,360     21,595     27,113
  Communications and utilities.......................    4,357      6,907      9,117     11,040     12,840
  Depreciation and amortization......................   17,059     21,519     27,888     37,560     46,918
  Rents and purchased transportation.................   39,683     42,250     45,633     46,405     45,826
  Other..............................................   13,895     15,782     20,880     26,469     33,728
                                                      --------   --------   --------   --------   --------
   Total operating expenses..........................  235,667    297,558    415,888    541,337    701,933
                                                      --------   --------   --------   --------   --------
 Operating income....................................   26,344     30,906     49,700     30,763     27,109
 Interest expense....................................   (4,844)    (4,246)    (6,832)   (10,198)   (14,708)
 Other income, net...................................      453        329        442        415        303
 Gain on disposal of assets..........................        9          1        292        329         90
                                                      --------   --------   --------   --------   --------
 Income before income taxes, extraordinary
  charge and cumulative effect of
  accounting change..................................   21,962     26,990     43,602     21,309     12,794
 Income taxes........................................    8,016     10,238     16,571      8,226      4,938
                                                      --------   --------   --------   --------   --------
 Income before extraordinary charge and
  cumulative effect of accounting change.............   13,946     16,752     27,031     13,083      7,856
 Extraordinary charge for early retirement
  of debt, net of tax benefit of $205................        -          -       (335)         -          -
 Cumulative effect of accounting change..............     (383)         -          -          -          -
                                                      --------   --------   --------   --------   --------
 Net income.......................................... $ 13,563   $ 16,752   $ 26,696   $ 13,083   $  7,856
                                                      ========   ========   ========   ========   ========
 Per share:
  Income before extraordinary charge and
   cumulative effect of accounting change............ $   0.50   $   0.59   $   0.89   $   0.42   $   0.25
  Extraordinary charge...............................        -          -      (0.01)         -          -
  Cumulative effect of accounting change.............    (0.02)         -          -          -          -
                                                      --------   --------   --------   --------   --------
  Net income......................................... $   0.48   $   0.59   $   0.88   $   0.42   $   0.25
                                                      ========   ========   ========   ========   ========
 Average shares outstanding (000's)..................   28,132     28,581     30,357     31,334     31,266

                                                     YEARS ENDED DECEMBER 31
                                          1992       1993       1994       1995       1996
                                        ---------  ---------  ---------  ---------  ---------

BALANCE SHEET DATA:
(Dollars in thousands)
  Current assets.....................   $ 34,729   $ 37,660   $ 54,247   $ 77,213   $ 91,954
  Current liabilities................     19,348     35,083     44,378     52,514     66,166
  Total assets.......................    175,531    251,130    355,348    477,762    549,875
  Long-term debt (including
   current portion)..................     55,304     97,537    111,181    197,631    238,239
  Shareholders' equity...............     89,709    109,460    177,180    195,434    206,298
  Working capital....................   $ 15,381   $  2,577   $  9,869   $ 24,699   $ 25,788
  Debt to equity ratio...............       0.62       0.89       0.63       1.01       1.15
  Return on shareholders' equity.....       16.5%      16.8%      18.6%       7.0%       3.9%

KEY OPERATING STATISTICS:
  Operating ratio....................       89.9%      90.6%      89.3%      94.6%      96.3%
  Total tractors.....................      1,955      2,453      3,344      4,521      4,985
  Customer centers...................        116        132        144        186        203
  Number of employees................      3,655      4,964      6,506      8,867      9,947
  Gross tonnage hauled (000's).......      1,615      2,051      2,759      3,380      4,149
  Shipments (000's)..................      2,654      3,237      4,267      5,486      7,016
  Average length of haul.............        525        550        567        588        595
  Line haul load factor (tons).......      10.79      10.90      10.96      10.91      10.40
  Revenue per hundred weight.........   $   8.11   $   8.01   $   8.46   $   8.48   $   8.80

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Item is incorporated by this reference to Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, pages 16 through 19.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The report of independent auditors and consolidated financial statements included on pages 20 through 30 of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference.

  Quarterly Results of Operations on page 29 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers and directors of American Freightways as of February 13, 1997, are as follows:

            NAME            AGE                    POSITION
            ----            ---                    --------

  F. S. (Sheridan) Garrison  62  Chairman of the Board of Directors, President
                                  and Chief Executive Officer
  Frank Conner               47  Executive Vice President-Accounting & Finance;
                                  Chief Financial Officer; Director
  Tom Garrison               36  Vice President; Secretary/Treasurer; Director
  Will Garrison              33  Vice President; Director
  Ben A. Garrison            65  Director
  T. J. Jones                60  Director
  Ken Reeves                 49  Director
  Gary Bouch                 43  Vice President-Transportation
  Wil DeOrsey                38  Vice President-Operations
  Joe Dobbs                  50  Vice President-Properties
  Daniel Garrison            42  Account Executive
  James Hearn                62  Vice President-Maintenance
  Terry Higginbotham         49  Vice President-Sales
  George Reid                49  Executive Vice President-Operations

  The remainder of this Item 10, Directors and Executive Officers of the Registrant, is incorporated by this reference to Registrant's Notice and Proxy Statement for its Annual Meeting of Shareholders to be held on Thursday, March 27, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on Thursday, March 27, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on Thursday, March 27, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on Thursday, March 27, 1997.

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

10(a) Amended and Restated 1993 Chairman Stock Option Plan, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(b) Amended and Restated 1993 Non-Employee Director Stock Option Plan as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(c) Amended and Restated 1993 Stock Option Plan for Key Employees as amended
      January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(d) Amended and Restated Stock Purchase Plan for Certain Employees of
      Registrant and subsidiaries as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(e) Amended and Restated American Freightways Corporation Excess Benefit Plan as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(f) $50,000,000 Master Shelf Agreement ($10,000,000 Note attached) with The
      Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1993.

10(g) $10,000,000 Note dated February 2, 1994, issued under the $50,000,000
      Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(h) $10,000,000 Note dated April 13, 1994, issued under the $50,000,000
      Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1994.

10(i) $15,000,000 Note dated January 30, 1995, issued under the $90,000,000
      Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1995.

10(j) $20,000,000 Note dated June 15, 1995, issued under the $90,000,000 Master
      Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(k) $25,000,000 Note dated May 1, 1996, issued under the $90,000,000 Master
      Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(l) Letter Amendment No. 1 to Master Shelf Agreement with The Prudential
      Insurance Company of America dated October 19, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(m) Letter Amendment No. 2 to Master Shelf Agreement with The Prudential
      Insurance Company of America dated December 14, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(n) Letter Amendment No. 3 to Master Shelf Agreement with The Prudential
      Insurance Company of America dated March 29, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(o) Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(p) Letter Amendment No. 1 to Note Agreement with The Prudential Insurance
      Company of America dated January 15, 1992, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1992.

10(q) Letter Amendment No. 3 to Note Agreement with The Prudential Insurance
      Company of America dated October 19, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(r) Letter Amendment No. 4 to Note Agreement with The Prudential Insurance
      Company of America dated March 29, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

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

10(u) Second Amendment to Amended and Restated Credit Agreement among
      NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 26, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(v) Third Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its subsidiary dated May 31, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(w) Lease Agreement among VT Finance, Inc., the Registrant and its Subsidiary dated January 5, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

13    Annual Report to Stockholders for the fiscal year ended December 31, 1996

21    Subsidiary of Registrant

23    Consent of Ernst & Young LLP

24    Power of Attorney

27    Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 13th day of February, 1997.

                                         American Freightways Corporation

                                         By: /s/Frank Conner
                                             -----------------------------------
                                             Frank Conner
                                             Chief Financial Officer; Director
                                             (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/F. S. Garrison                                      February 13, 1997
-----------------------------------------------        -----------------
F. S. Garrison                                         Date
Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)


/s/Frank Conner                                        February 13, 1997
-----------------------------------------------        -----------------
Frank Conner                                           Date
Chief Financial Officer; Director
(Principal Accounting Officer)


/s/Tom Garrison                                        February 13, 1997
-----------------------------------------------        -----------------
Tom Garrison                                           Date
Director


/s/Will Garrison                                       February 13, 1997
-----------------------------------------------        -----------------
Will Garrison                                          Date
Director


/s/Ben A. Garrison                                     February 13, 1997
-----------------------------------------------        -----------------
Ben A. Garrison                                        Date
Director


/s/T. J. Jones                                         February 13, 1997
-----------------------------------------------        -----------------
T. J. Jones                                            Date
Director


/s/Ken Reeves                                          February 13, 1997
-----------------------------------------------        -----------------
Ken Reeves                                             Date
Director

    ANNUAL REPORT ON FORM 10-K--ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
                AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of American Freightways Corporation and subsidiary included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 1996 and 1995.

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements--December 31, 1996.


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

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                       AMERICAN FREIGHTWAYS CORPORATION

                    Column A    Column B   Column C      Column D    Column E
                    -------------------------------------------------------------
                                     Additions
                               ------------------------
                    Balance at Charged to Charged to                  Balance
                    Beginning  Costs and  Other Account  Deductions   at End
 Description        of Period  Expenses   -Describe      -Describe   of Period
---------------------------------------------------------------------------------
Year ended
December 31, 1994:
 Allowance for
 Doubtful Accounts  $493,039   $1,125,840  $423,029 (1) $1,403,102 (2) $  638,806
                    =============================================================

Year ended
December 31, 1995:
 Allowance for
 Doubtful Accounts  $638,806   $  928,974  $264,867 (1) $  988,116 (2) $  844,531
                    =============================================================

Year ended
December 31, 1996:
 Allowance for
 Doubtful Accounts  $844,531   $1,720,873  $225,618 (1) $1,413,063 (2)  $1,377,959
                    ==============================================================

Note 1 - Recoveries of amounts previously written off.

Note 2 - Uncollectible accounts written off.