Form 10-Q
period 1997-03-31
AMERICAN FREIGHTWAYS CORP
filed 1997-05-05
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


Commission File Number   34-0-17570


                 AMERICAN FREIGHTWAYS CORPORATION
      (Exact name of registrant as specified in its charter)

ARKANSAS                            74-2391754
State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

            2200 FORWARD DRIVE, HARRISON, ARKANSAS 72601
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (870) 741-9000


                            NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report)

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

     Number of shares of common stock outstanding at March 31, 1997: 31,266,609.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                        MARCH 31,   December 31,
                                          1997         1996
                                        ---------    ---------
                                       (UNAUDITED)    (Note)
ASSETS
Current assets
 Cash and cash equivalents              $ 10,144      $  4,394
 Trade receivables, less allowance
  for doubtful accounts
  (1997-$1,519; 1996-$1,378)              72,094        66,673
 Operating supplies and inventories        2,454         2,493
 Prepaid expenses                          5,792         4,648
 Deferred income taxes                    12,713        10,649
 Income taxes receivable                   1,595         3,097
                                       ---------     ---------
  Total current assets                   104,792        91,954

Property and equipment                   644,889       634,791
 Accumulated depreciation
  and amortization                      (191,624)     (179,193)
                                       ---------     ---------
                                         453,265       455,598
Other assets                               2,381         2,323
                                       ---------     ---------
                                        $560,438      $549,875
                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $ 12,949      $  9,425
 Accrued expenses                         48,990        45,278
 Current portion of long-term debt        11,465        11,463
                                       ---------     ---------
  Total current liabilities               73,404        66,166

Long-term debt, less current
 portion (Note B)                        226,738       226,776

Deferred income taxes                     52,317        50,635

Shareholders' equity
 Common stock, par value $.01
  per share--authorized 250,000
  shares; issued and outstanding
  31,267 in 1997 and 31,242 in 1996          313           312
 Additional paid-in capital              101,741       101,519
 Retained earnings                       105,925       104,467
                                       ---------     ---------
                                         207,979       206,298
                                       ---------     ---------
                                        $560,438      $549,875
                                       =========     =========

Note: The condensed consolidated balance sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                             Three Months Ended
                                                  March 31
                                              1997        1996
                                             -------------------
OPERATING REVENUE                             $193,051 $166,160

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits                  118,305  101,574
 Operating supplies and expenses                18,512   12,189
 Operating taxes and licenses                    8,601    7,340
 Insurance                                       6,682    6,594
 Communications and utilities                    3,495    3,086
 Depreciation and amortization                  12,846   11,023
 Rents and purchased transportation              9,890   12,114
 Other                                           8,318    7,878
                                             ------------------
                                               186,649  161,798
                                             ------------------
OPERATING INCOME                                 6,402    4,362

OTHER INCOME (EXPENSE)
 Interest expense                               (4,086)  (3,491)
 Interest income                                    55       16
 Gain on disposal of assets                         16       16
 Other, net                                         11       77
                                             ------------------
                                                (4,004)  (3,382)

INCOME BEFORE INCOME TAXES                       2,398      980
                                             ------------------
FEDERAL AND STATE INCOME TAXES
 Current                                         1,293       11
 Deferred (credit)                                (353)     367
                                             ------------------
                                                   940      378
                                             ------------------
NET INCOME                                    $  1,458 $    602
                                             ------------------
NET INCOME PER SHARE (NOTE D)                 $   0.05 $   0.02
                                             ------------------
AVERAGE SHARES OUTSTANDING                      31,490   31,165
                                             ------------------

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Three Months Ended
                                                     March 31
                                                 1997        1996
                                               ---------------------
                                                  (000's omitted)
NET CASH PROVIDED BY OPERATING ACTIVITIES      $  16,091  $   10,266

INVESTING ACTIVITIES
 Proceeds from sales of equipment                     47          19
 Capital expenditures                            (10,514)    (27,293)
                                               ---------   ---------
 Net cash used by investing activities           (10,467)    (27,274)

FINANCING ACTIVITIES
 Principal payments on long-term debt                (35)     (1,741)
 Proceeds from notes payable
 and long-term borrowings                              -      21,500
 Proceeds from issuance of common stock              161         161
                                               ---------   ---------
 Net cash provided by financing activities           126      19,920
                                               ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS      $   5,750   $   2,912
                                               =========   =========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1996.

NOTE B - LONG-TERM DEBT

As of March 31, 1997, the Company has outstanding borrowings of $118,000,000 under its existing $175,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of terminal facilities. At March 31, 1997, the amount available for borrowing under the line of credit was $57,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $5,076,000 to provide collateral on its self-insurance plan.

As of March 31, 1997, the Company has outstanding borrowings of $87,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $90,000,000 of senior promissory notes with an average life not to exceed eight years.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $24,110,000 at March 31, 1997.

NOTE D - EARNINGS PER SHARE

                                           Quarter Ended March 31,
                                            1997             1996
                                           -----------------------
                                            (000's omitted except
                                              per share amounts)
Weighted average shares outstanding          31,258         30,948
Net effect of dilutive stock options
 based on treasury  stock method                232            217
                                           --------       --------
Total weighted average shares outstanding    31,490         31,165
                                           ========       ========
Net income                                 $  1,458       $    602
                                           ========       ========
Earnings per common share
 and common share equivalents              $   0.05       $   0.02
                                           ========       ========

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                              Three Months Ended
                                                   March 31
                                                1997     1996
                                              ---------------
Operating revenue                              100.0%   100.0%

Operating expenses and costs
 Salaries, wages and benefits                   61.3%    61.1%
 Operating supplies and expenses                 9.6%     7.3%
 Operating taxes and licenses                    4.5%     4.4%
 Insurance                                       3.5%     4.0%
 Communications and utilities                    1.8%     1.9%
 Depreciation and amortization                   6.6%     6.6%
 Rents and purchased transportation              5.1%     7.3%
 Other                                           4.3%     4.8%
                                              -------------------
  Total operating expenses and costs            96.7%    97.4%
                                              -------------------
Operating income                                 3.3%     2.6%

Interest expense                                (2.1)%   (2.1)%

Other income, net                                0.1%     0.1%
                                              -------------------
Income before income taxes                       1.3%     0.6%

Income taxes                                     0.5%     0.2%
                                              -------------------
Net income                                       0.8%     0.4%
                                              ===================

RESULTS OF OPERATIONS

Revenue
Operating revenue for the three months ended March 31, 1997 was $193,051,000, up 16.2%, compared to $166,160,000 for the three months ended March 31, 1996. The growth in operating revenue was primarily the result of increased revenue per hundred weight and increased tonnage from new and existing customers.

Revenue per hundred weight for the first three months of 1997 was up 9.0% from levels experienced in the first three months of 1996. Factors contributing to the increase in revenue per hundred weight were:
-    A general rate increase of approximately 5.9% effective
  January 1, 1997. General rate increases initially affect approximately 45% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- The Company initiated a fuel surcharge beginning September 6, 1996 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 1.0% for LTL shipments as of March 31, 1997.
- The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 5.9% during the first quarter of 1997 as compared to 7.0% during the first quarter of 1996.

Tonnage handled by the Company in the first three months of 1997 increased by 6.2% over the same period of 1996. This increase in tonnage was mainly a result of the following:
- The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995 and 1996. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia.
- The continued increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.

Management expects that growth in operating revenue is sustainable in the near term. However, the Company's planned expansions of service territory during 1997 are less aggressive than those initiated in recent years. The primary focus for growth in operating revenue in the near term will be further penetration of existing markets. As a result, any near-term percentage growth in operating revenue will likely be less than that experienced in recent years. The foregoing statement concerning the sustainability of revenue growth is subject to a number of factors, including LTL industry capacity, increased tonnage and general economic conditions.

Operating Expenses
Operating expenses as a percentage of operating revenue improved to 96.7% in the three months ended March 31, 1997 from 97.4% in the three months ended March 31, 1996. This overall improvement was primarily attributable to:
- Rents and purchased transportation as a percentage of operating revenue decreased to 5.1% in the three months ended March 31, 1997 from 7.3% in the three months ended March 31, 1996. This improvement was primarily a result of the utilization of Company-operated customer centers, rather than contractor-operated customer centers, in expansions of service territory. In addition, five contractor-operated customer centers were converted to Company-operated customer centers during 1996.
- Insurance as a percentage of operating revenue improved to 3.5% during the first quarter of 1997 from 4.0% during the first quarter of 1996. This improvement was largely due to improved experience involving vehicle accidents.
- Other expenses as a percentage of operating revenue improved to 4.3% in the first three months of 1997 from 4.8% in the first three months of 1996. This improvement was mostly due to decreased hotel costs for line-haul drivers. The Company reconfigured its line-haul network, with an emphasis on improving service in regional and intrastate markets, during the last half of 1996. One of the benefits of this reconfiguration was that line-haul drivers were able to spend less time in hotels.
These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Salaries, wages and benefits as a percentage of operating revenue increased to 61.3% in the three months ended March 31, 1997 from 61.1% in the three months ended March 31, 1996. Two factors contributed primarily to this increase. First, the Company continued its philosophy of sharing its success with its associates through increased wages and enhanced benefit packages. On March 2, 1997, the Company increased the wages of its drivers, dockmen and clerical workers by approximately 3.4%. Second, the utilization of Company-operated customer centers, rather than contractor-operated customer centers, in expansions of service territory contributed to this increase. In addition, five customer centers were converted from contractor-operated facilities to Company-operated facilities during 1996.
- Operating supplies and expenses as a percentage of operating revenue increased to 9.6% in the three months ended March 31, 1997 from 7.3% in the three months ended March 31, 1996. This increase primarily reflects the impact of higher fuel prices. Management believes the fuel surcharge implemented September 16, 1996, has offset most of the impact of higher fuel from that time forward. Management cannot accurately predict fuel prices. However, given foreseeable market conditions, management does believe that increased fuel expenses due to higher fuel prices can be largely offset by the continuation of a fuel surcharge.

Other
Interest expense as a percentage of operating revenue remained constant at 2.1% in the three months ended March 31, 1997, the same as in the three months ended March 31, 1996.

The effective tax rate of the Company was 39.2% for the first three months of 1997, up from 38.6% for the same time period of 1996.
This increase was mostly due to increased state taxes.

Net income for the three months ended March 31, 1997, was $1,458,000, up 142.2%, from $602,000 for the three months ended
March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The focus on further penetration of existing markets coupled with improved asset utilization reduced the capital requirements of the Company during the first quarter of 1997.

Capital requirements during the three months ended March 31, 1997 consisted primarily of $10,467,000 in investing activities. The Company invested $10,514,000 in capital expenditures during the three months ended March 31, 1997 comprised of $47,000 in additional revenue equipment, $7,048,000 in new customer center facilities or the expansion of existing facilities and $3,419,000 in other equipment. Management expects capital expenditures for
the full year of 1997 will be approximately $75,000,000.   However,
the amount of capital expenditures required in 1997 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At March 31, 1997, the Company had commitments for land, customer centers, revenue and other equipment of approximately $24,110,000. These commitments were mostly for the completion of projects in process at March 31, 1997.

The Company provided for its capital resource requirements in the three months ended March 31, 1997 predominantly with cash from operations. Cash from operations totaled $16,091,000 in the three months ended March 31, 1997 compared to $10,266,000 provided by operations in the three months ended March 31, 1996. Net financing activities provided an additional $126,000 of cash flow in the three months ended March 31, 1997. Though not utilized during the first quarter of 1997, two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $175,000,000 provided by NationsBank of Texas, N.A. (agent), Texas Commerce Bank, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V., The First National Bank of Chicago and Credit Lyonnais. Due to controlled capital expenditures and improved cash from operations, the Company did not utilize this facility during the three months ended March 31, 1997. At March 31, 1997, $118,000,000 was outstanding on the revolving line of credit, leaving $57,000,000 available for borrowing. (see Recent Events) The Company also had $10,000,000 available under its short-term, unsecured revolving $10,000,000 line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank of Texas, N.A. to obtain letters of credit required for its self-insurance program. At March 31, 1997, the Company had obtained letters of credit totaling $5,076,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $90,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At March 31, 1997, the Company had $87,250,000 outstanding under this facility. (See Recent Events)
Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of March 31, 1997, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; customer center facilities, revenue equipment and computer equipment. At March 31, 1997, future rental commitments on operating leases were $46,287,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

ENVIRONMENTAL

At March 31, 1997, the Company had no outstanding inquiries with any state or federal environmental agency.

RECENT EVENTS

On April 18, 1997, the Master Shelf Agreement with the Prudential Insurance Company of America was expanded to allow for the issuance of up to $140,000,000 in medium to long-term unsecured notes. On this same date, the Company utilized this agreement to issue a $50,000,000 note at 8.11% with a 15-year maturity. The proceeds of this note were used to repay borrowings from the revolving line of credit, reducing the outstanding balance on the facility to $68,000,000.

                               INDEX

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--March 31, 1997 and December 31, 1996

     Condensed consolidated statements of income--Three months ended March 31, 1997 and 1996

     Condensed consolidated statements of cash flows--Three months ended March 31, 1997 and 1996

     Notes to condensed consolidated financial statements--March
31, 1997

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

a)   The Annual Meeting of Shareholders was held March 27, 1997.

c)   Listed below is the proposal voted on and number of votes cast
at the 1997    Annual Shareholders' Meeting:

     1.  TO ELECT THREE (3) DIRECTORS TO THE CLASS WHOSE TERM WILL
     EXPIRE IN 2000:

                            FOR      ABSTAIN    BROKER NON-VOTES
     Tom Garrison       24,928,644    95,975       3,550
     T. J. Jones        24,925,656    98,963       3,550
     Frank Conner       24,923,189   101,430       3,550

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

                    (10) Letter Amendment No. 4 to Master Shelf
               Agreement with The Prudential Insurance Company of
               America dated April 18, 1997

                         Letter Amendment No. 5 to Note Agreement
               with The Prudential Insurance Company of America dated April 18, 1997

                         $50,000,000 Note dated April 18, 1997,
               issued under the $140,000,000 Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993

                         Fourth Amendment to Amended and Restated
               Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated
               March 31,1997

                        (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  May 2, 1997            /s/Frank Conner
                              Frank Conner
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer