Form 10-Q
period 1997-06-30
AMERICAN FREIGHTWAYS CORP
filed 1997-08-01
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1997

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

     Number of shares of common stock outstanding at June 30, 1997:
31,365,572.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                         JUNE 30,    December 31,
                                           1997         1996
                                        ----------   ----------
                                        (UNAUDITED)    (Note)
ASSETS
Current assets
 Cash and cash equivalents              $  4,062     $   4,394
 Trade receivables, less allowance
  for doubtful accounts
  (1997-$1,542; 1996-$1,378)              79,091        66,673
 Operating supplies and inventories        2,370         2,493
 Prepaid expenses                          9,321         4,648
 Deferred income taxes                    12,742        10,649
 Income taxes receivable                     361         3,097
                                        ----------   ----------
  Total current assets                   107,947        91,954

Property and equipment                   662,223       634,791
 Accumulated depreciation
  and amortization                      (204,542)     (179,193)
                                        ----------   ----------
                                         457,681       455,598
Other assets                               2,974         2,323
                                        ----------   ----------
                                        $568,602     $ 549,875
                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $ 12,597     $   9,425
 Accrued expenses                         54,252        45,278
 Current portion of long-term debt        11,494        11,463
                                        ----------   ----------
  Total current liabilities               78,343        66,166

Long-term debt, less current
 portion (Note B)                        219,451       226,776

Deferred income taxes                     54,739        50,635

Shareholders' equity
 Common stock, par value $.01
  per share--authorized 250,000
  shares; issued and outstanding
  31,365 in 1997 and 31,242 in 1996          314           312
 Additional paid-in capital              102,844       101,519
 Retained earnings                       112,911       104,467
                                        ----------   ----------
                                         216,069       206,298
                                        ----------   ----------
                                        $568,602     $ 549,875
                                        ==========   ==========

Note: The condensed consolidated balance sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                   Three Months Ended   Six Months Ended
                                        June 30              June 30
                                     1997     1996       1997     1996
                                   ------------------  ------------------
OPERATING REVENUE                  $219,088 $181,085   $412,140 $347,245

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits       130,272  108,766    248,577  210,339
 Operating supplies and expenses     18,663   15,280     37,175   27,469
 Operating taxes and licenses         8,877    8,222     17,478   15,563
 Insurance                            6,732    6,366     13,414   12,960
 Communications and utilities         3,581    3,198      7,076    6,284
 Depreciation and amortization       13,024   11,334     25,870   22,357
 Rents and purchased
  transportation                     13,607   11,800     23,497   23,914
 Other                                8,760    8,596     17,079   16,474
                                   ------------------  ------------------
                                    203,516  173,562    390,166  335,360
                                   ------------------  ------------------
OPERATING INCOME                     15,572    7,523     21,974   11,885

OTHER INCOME (EXPENSE)
 Interest expense                    (4,174)  (3,207)    (8,260)  (6,698)
 Interest income                         67       45        122       61
 Gain (loss) on
  disposal of assets                     16       (5)        33       11
 Other, net                               9       44         19      121
                                   ------------------  ------------------
                                     (4,082)  (3,123)    (8,086)  (6,505)


INCOME BEFORE INCOME TAXES           11,490    4,400     13,888    5,380

FEDERAL AND STATE INCOME TAXES
 Current                              2,088      282      3,381      294
 Deferred                             2,416    1,416      2,063    1,783
                                   ------------------  ------------------
                                      4,504    1,698      5,444    2,077
                                   ------------------  ------------------

NET INCOME                         $  6,986 $  2,702   $  8,444 $  3,303
                                   ==================  ==================

NET INCOME PER SHARE (NOTE D)      $   0.22 $   0.09   $   0.27 $   0.11
                                   ==================  ==================

AVERAGE SHARES OUTSTANDING           31,597   31,338     31,544   31,255
                                   ==================  ==================

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Six Months Ended
                                                     June 30
                                               1997           1996
                                            -------------------------
                                                 (000's omitted)
NET CASH PROVIDED BY OPERATING ACTIVITIES   $  33,690      $  22,252

INVESTING ACTIVITIES
 Proceeds from sales of equipment                  67             42
 Capital expenditures                         (27,983)       (57,115)
                                            ----------     ----------
 Net cash used by investing activities        (27,916)       (57,073)

FINANCING ACTIVITIES
 Principal payments on long-term debt         (55,694)       (25,071)
 Proceeds from notes payable
  and long-term borrowings                     48,400         59,500
 Proceeds from issuance of common stock         1,188          1,689
                                            ----------     ----------
 Net cash provided by financing activities     (6,106)        36,118
                                            ----------     ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       $    (332)     $   1,297
                                            ==========     ==========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                           June 30, 1997


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1996.

NOTE B - LONG-TERM DEBT
As of June 30, 1997, the Company has outstanding borrowings of $63,000,000 under its existing $175,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. At June 30, 1997, the amount available for borrowing under the line of credit was $112,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $5,076,000 to provide collateral on its self-insurance plan.

As of June 30, 1997, the Company has outstanding borrowings of $135,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years.

NOTE C - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of customer centers aggregated approximately
$34,467,000 at June 30, 1997.

NOTE D - EARNINGS PER SHARE

                                 Three months ended   Six months ended
                                      June 30             June 30,
                                   1997      1996      1997      1996
                                 ----------------------------------------
                                 (000's omitted except per share amounts)
Weighted average shares
 outstanding                       31,301    31,036    31,280    30,992
Net effect of dilutive stock
 options based on treasury
 stock method                         296       302       264       263
                                  -------   -------   -------   -------
Total weighted average
 shares outstanding                31,597    31,338    31,544    31,255
                                  =======   =======   =======   =======

Net income                        $ 6,986   $ 2,702   $ 8,444   $ 3,303
                                  =======   =======   =======   =======

Earnings per common share
 and common share equivalents     $  0.22   $  0.09   $  0.27   $  0.11
                                  =======   =======   =======   =======

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

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                  Three Months Ended   Six Months Ended
                                        June 30            June 30
                                     1997     1996      1997     1996
                                    ----------------------------------
Operating revenue                   100.0%   100.0%    100.0%   100.0%

Operating expenses and costs
 Salaries, wages and benefits        59.5%    60.1%     60.3%    60.6%
 Operating supplies and expenses      8.5%     8.4%      9.0%     7.9%
 Operating taxes and licenses         4.1%     4.5%      4.2%     4.5%
 Insurance                            3.1%     3.5%      3.3%     3.7%
 Communications and utilities         1.6%     1.8%      1.7%     1.8%
 Depreciation and amortization        5.9%     6.3%      6.3%     6.4%
 Rents and purchased transportation   6.2%     6.5%      5.7%     6.9%
 Other                                4.0%     4.7%      4.2%     4.8%
                                    ----------------------------------
  Total operating expenses
   and costs                         92.9%    95.8%     94.7%    96.6%
                                    ----------------------------------

Operating income                      7.1%     4.2%      5.3%     3.4%

Interest expense                     (1.9%)   (1.8%)    (2.0%)   (1.9%)

Other income, net                     0.1%     0.0%      0.1%     0.1%
                                    ----------------------------------

Income before income taxes            5.3%     2.4%      3.4%     1.6%

Income taxes                          2.1%     0.9%      1.3%     0.6%
                                    ----------------------------------

Net income                            3.2%     1.5%      2.1%     1.0%
                                    ==================================

RESULTS OF OPERATIONS

Operating Revenue

Operating revenue for the six months ended June 30, 1997 was $412,140,000, up 18.7%, compared to $347,245,000 for the six months ended June 30, 1996. Operating revenue for the three months ended June 30, 1997 was $219,088,000, up 21.0%, compared to $181,085,000 for the three months ended June 30, 1996. The growth in operating revenue was primarily the result of increased revenue per hundred weight and increased tonnage from new and existing customers.

Revenue per hundred weight for the first six months of 1997 was up 9.1% from levels experienced in the first six months of 1996.
Factors contributing to the increase in revenue per hundred weight were:
-    A general rate increase of approximately 5.9% effective
  January 1, 1997. General rate increases initially affect approximately 45% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- The Company initiated a fuel surcharge beginning September 16, 1996 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 0.7% for LTL shipments as of June 30, 1997. The surcharge is designed to suspend at the time this national index moves below $1.15 per gallon.

The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 5.8% during the first six months of 1997 as compared to 6.9% during the first six months of 1996.

Tonnage handled by the Company during the six and three months ended June 30, 1997, increased 8.5% and 10.5%, respectively, over the same time periods of 1996. This increase in tonnage was mainly a result of the following:
- The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995 and 1996. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia.
- The continued increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.

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

Operating Expenses

Operating expenses as a percentage of operating revenue improved to 94.7% in the six months ended June 30, 1997 from 96.6% in the six months ended June 30, 1996. Operating expenses as a percentage of operating revenue improved to 92.9% in the three months ended June 30, 1997 from 95.8% in the three months ended June 30, 1996. This overall improvement was primarily attributable to:
- Rents and purchased transportation as a percentage of operating revenue decreased to 5.7% in the six months ended June 30, 1997 from 6.9% in the six months ended June 30, 1996. This improvement was primarily a result of the utilization of Company-operated customer centers, rather than contractor-operated customer centers, in expansions of service territory. In addition, five contractor-operated customer centers were converted to Company-operated customer centers during 1996. Management expects rents and purchased transportation as a percentage of operating revenue to remain flat or gradually increase due to two principal reasons:
  1) most functions that were previously being provided by contractors have already been absorbed by the Company, and 2) the Company has started to increase the strategic use of purchased transportation in selected line-haul lanes.
- Other expenses as a percentage of operating revenue improved to 4.2% in the first six months of 1997 from 4.8% in the first six months of 1996. This improvement was mostly due to decreased hotel costs for line-haul drivers. The Company reconfigured its line-haul network, with an emphasis on improving service in regional and intrastate markets, during the last half of 1996. One of the benefits of this reconfiguration was that line-haul drivers were required to spend less time in hotels.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Operating supplies and expenses as a percentage of operating revenue increased to 9.0% in the six months ended June 30, 1997 from 7.9% in the six months ended June 30, 1996. This increase primarily relates to increased maintenance costs of equipment and facilities. Management expects these maintenance costs will continue to gradually increase as the Company's fleet ages. Fuel prices moderated, particularly during the second quarter of 1997, from levels experienced during the last half of 1996 and early 1997. However, fuel prices remain higher than in comparable periods in 1996.

Other

Interest expense as a percentage of operating revenue increased to 2.0% in the six months ended June 30, 1997, compared to 1.9% in the six months ended June 30, 1996.

The effective tax rate of the Company was 39.2% for the first six months of 1997, up from 38.6% for the same time period of 1996.
This increase was mostly due to increased state taxes.

Net income for the six months ended June 30, 1997, was $8,444,000, up 155.6%, from $3,303,000 for the six months ended June 30, 1996. Net income for the three months ended June 30, 1997, was $6,986,000, up 158.5%, from $2,702,000 for the three months ended
June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The focus on further penetration of existing markets coupled with improved asset utilization reduced the capital requirements of the Company during the first six months of 1997.

Capital requirements during the six months ended June 30, 1997 consisted primarily of $27,916,000 in investing activities. The Company invested $27,983,000 in capital expenditures during the six months ended June 30, 1997 comprised of $379,000 in additional revenue equipment, $19,016,000 in new customer center facilities or the expansion of existing facilities and $8,588,000 in other equipment. Management expects capital expenditures for the full
year of 1997 will be approximately $75,000,000.   However, the
amount of capital expenditures required in 1997 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At June 30, 1997, the Company had commitments for land, customer centers, revenue and other equipment of approximately $34,467,000. These commitments were mostly for the completion of projects in process at June 30, 1997.

The Company provided for its capital resource requirements in the six months ended June 30, 1997 with cash from operations. Cash from operations totaled $33,690,000 in the six months ended June
30, 1997 compared to $22,252,000 provided by operations in the six months ended June 30, 1996. Cash from operations exceeded capital requirements by $6,106,000 during the six months ended June 30, 1997. This excess was used primarily to repay debt. Two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $175,000,000 provided by NationsBank of Texas, N.A. (agent), Texas Commerce Bank, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V., The First National Bank of Chicago and Credit Lyonnais. Due to controlled capital expenditures, improved cash from operations and proceeds from the issuance of fixed rate debt, the Company reduced the amount outstanding under this facility during the six months ended June 30, 1997. At June 30, 1997, $63,000,000 was outstanding on the revolving line of credit, leaving $112,000,000 available for borrowing. The Company also had $10,000,000 available under its short-term, unsecured revolving $10,000,000 line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit required for its self-insurance program. At June 30, 1997, the Company had obtained letters of credit totaling $5,076,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. On April 18, 1997, the Company utilized this facility to issue a $50,000,000 note at 8.11% with a 15-year maturity. At June 30, 1997, the Company had $135,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of June 30, 1997, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; customer center facilities, revenue equipment and computer equipment. At June 30, 1997, future rental commitments on operating leases were $46,285,000. Of these commitments, $13,137,000, $9,958,000 and
$7,370,000 are due in 1998, 1999 and 2000, respectively. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

ENVIRONMENTAL

At June 30, 1997, the Company had no outstanding inquiries with any state or federal environmental agency.

RECENT EVENTS

On June 3, 1997, the Company announced that it will expand its all-points coverage to the state of New Mexico effective August 4, 1997. With the addition of New Mexico, the Company will serve 27 states via its network of 206 customer centers.

Effective May 20, 1997, former U.S. Congressman John Paul
Hammerschmidt of Harrison, Arkansas, was appointed to the Company's board of directors.

                               INDEX

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--June 30, 1997 and December 31, 1996

     Condensed consolidated statements of income--Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

     Condensed consolidated statements of cash flows--Six months ended June 30, 1997 and 1996

     Notes to condensed consolidated financial statements--June 30,
     1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

              (10) Amended and Restated Elected Non-Employee
                   Director Stock Option Plan

                   Appointed Non-Employee Director Stock
                   Option Plan

              (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  August 1, 1997         /s/Frank Conner
                              Frank Conner
                              Executive Vice President-
                              Accounting & Finance
                              and Chief Financial Officer