Form 10-Q
period 1997-09-30
AMERICAN FREIGHTWAYS CORP
filed 1997-10-31
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997

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

               2200 Forward Drive, Harrison, Arkansas 72601
            (Address of principal executive offices)(Zip Code)

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

     Number of shares of common stock outstanding at September 30, 1997: 31,466,232.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                       SEPTEMBER 30,  December 31,
                                           1997          1996
                                        (UNAUDITED)     (Note)
                                        -----------   -----------
ASSETS
Current assets
 Cash and cash equivalents              $   7,858     $   4,394
 Trade receivables, less allowance for
  doubtful accounts (1997-$1,837;
   1996-$1,378)                            86,599        66,673
 Operating supplies and inventories         2,518         2,493
 Prepaid expenses                           9,706         4,648
 Deferred income taxes                     13,938        10,649
 Income taxes receivable                        0         3,097
                                        -----------   -----------
 Total current assets                     120,619        91,954

Property and equipment                    679,690       634,791
 Accumulated depreciation
  and amortization                       (217,574)     (179,193)
                                        -----------   -----------
                                          462,116       455,598
Other assets                                1,846         2,323
                                        -----------   -----------
                                        $ 584,581     $ 549,875
                                        ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  16,309     $   9,425
 Accrued expenses                          61,415        45,278
 Federal and state income taxes               413             0
 Current portion of long-term debt         11,495        11,463
                                        -----------   -----------
  Total current liabilities                89,632        66,166

Long-term debt, less current
 portion (Note B)                         212,431       226,776

Deferred income taxes                      57,755        50,635

Shareholders' equity
 Common stock, par value $.01 per
  share--authorized 250,000 shares;
  issued and outstanding 31,440 in
  1997 and 31,242 in 1996                     314           312
 Additional paid-in capital               103,643       101,519
 Retained earnings                        120,806       104,467
                                        -----------   -----------
                                          224,763       206,298
                                        -----------   -----------
                                        $ 584,581     $ 549,875
                                        ===========   ===========

Note: The condensed consolidated balance sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                  Three Months Ended  Nine Months Ended
                                     September 30       September 30
                                     1997     1996      1997     1996
                                 ----------------------------------------
OPERATING REVENUE                  $233,760 $192,497  $645,899 $539,742

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits       140,582  117,224   389,159  327,564
 Operating supplies and expenses     17,845   15,108    55,021   42,577
 Operating taxes and licenses         8,828    8,250    26,306   23,813
 Insurance                            6,462    6,784    19,876   19,744
 Communications and utilities         3,673    3,310    10,748    9,593
 Depreciation and amortization       13,237   12,081    39,107   34,438
 Rents and purchased
  transportation                     16,275   11,746    39,772   35,660
 Other                                9,873    8,834    26,951   25,308
                                  ------------------ ------------------
                                    216,775  183,337   606,940  518,697
                                  ------------------ ------------------
OPERATING INCOME                     16,985    9,160    38,959   21,045

OTHER INCOME (EXPENSE)
 Interest expense                    (4,005)  (4,128)  (12,265) (10,826)
 Interest income                         79       25       201       85
 Gain (loss) on disposal
  of assets                            (105)       2       (72)       13
 Other, net                              31       27        50       149
                                  ------------------  ------------------
                                     (4,000)  (4,074)  (12,086)  (10,579)


INCOME BEFORE INCOME TAXES           12,985    5,086    26,873    10,466

FEDERAL AND STATE INCOME TAXES
 Current                              3,170      388     6,550       682
 Deferred                             1,920    1,575     3,984     3,358
                                  ------------------  ------------------
                                      5,090    1,963    10,534     4,040
                                  ------------------  ------------------
NET INCOME                         $  7,895 $  3,123  $ 16,339  $  6,426
                                  ==================  ==================
NET INCOME PER SHARE (NOTE D)      $   0.25 $   0.10  $   0.52  $   0.21
                                  ==================  ==================
AVERAGE SHARES OUTSTANDING           31,811   31,285    31,633    31,265
                                  ==================  ==================

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                    Nine Months Ended
                                                       September 30
                                                   1997           1996
                                                     (000's omitted)
                                            -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $    61,788   $    44,100

INVESTING ACTIVITIES
 Proceeds from sales of equipment                   2,452            71
 Capital expenditures                             (48,188)      (91,206)
                                              -----------   -----------
 Net cash used by investing activities            (45,736)      (91,135)

FINANCING ACTIVITIES
 Principal payments on long-term debt             (62,712)      (25,858)
 Proceeds from notes payable
  and long-term borrowings                         48,400        76,500
 Proceeds from issuance of common stock             1,724         1,745
                                              -----------   -----------
 Net cash provided (used)
  by financing activities                         (12,588)       52,387
                                              -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS     $     3,464   $     5,352
                                              ===========   ===========

See notes to condensed consolidated financial statements.

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                        September 30, 1997


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1996.

NOTE B - LONG-TERM DEBT
As of September 30, 1997, the Company has outstanding borrowings of $58,000,000 under its existing $175,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of Customer Center facilities. At September 30, 1997, the amount available for borrowing under the line of credit was $117,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $5,076,000 to provide collateral on its self-insurance plan.

As of September 30, 1997, the Company has outstanding borrowings of $133,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $25,000,000 payable in equal annual installments of $5,000,000 through November 2001.

NOTE C - COMMITMENTS
Commitments for the purchase of revenue equipment and the purchase or construction of Customer Centers aggregated approximately
$36,284,000 at September 30, 1997.

NOTE D - EARNINGS PER SHARE

                               Three months ended  Nine months ended
                                  September 30,      September 30,
                                 1997      1996      1997      1996
                              ----------------------------------------
                              (000's omitted except per share amounts)
Weighted average shares
 outstanding                     31,414    31,128    31,325    31,037
Net effect of dilutive stock
 options based on treasury
 stock method                       397       157       308       228
                               --------  --------  --------  --------
Total weighted average
 shares outstanding              31,811    31,285    31,633    31,265
                               ========  ========  ========  ========
Net income                     $  7,895  $  3,123  $ 16,339  $  6,426
                               ========  ========  ========  ========
Earnings per common share and
 common share equivalents      $   0.25  $   0.10  $   0.52  $   0.21
                               ========  ========  ========  ========

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

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                    Three Months Ended  Nine Months Ended
                                       September 30       September 30
                                       1997     1996      1997    1996
                                      ------   ------    ------  ------
Operating revenue                     100.0%   100.0%    100.0%   100.0%

Operating expenses and costs
 Salaries, wages and benefits          60.1%    60.9%     60.3%    60.7%
 Operating supplies and expenses        7.6%     7.8%      8.5%     7.9%
 Operating taxes and licenses           3.8%     4.3%      4.1%     4.4%
 Insurance                              2.8%     3.5%      3.1%     3.6%
 Communications and utilities           1.6%     1.7%      1.6%     1.8%
 Depreciation and amortization          5.6%     6.3%      6.0%     6.4%
 Rents and purchased transportation     7.0%     6.1%      6.2%     6.6%
 Other                                  4.2%     4.6%      4.2%     4.7%
                                      ----------------------------------
  Total operating expenses
   and costs                           92.7%    95.2%     94.0%    96.1%
                                      ----------------------------------
Operating income                        7.3%     4.8%      6.0%     3.9%

Interest expense                       (1.7%)   (2.2%)    (1.9%)   (2.0%)

Other income, net                       0.0%     0.0%      0.0%     0.0%
                                      ----------------------------------
Income before income taxes              5.6%     2.6%      4.1%     1.9%

Income taxes                            2.2%     1.0%      1.6%     0.7%
                                      ----------------------------------
Net income                              3.4%     1.6%      2.5%     1.2%
                                      ==================================

RESULTS OF OPERATIONS

Operating Revenue
Operating revenue for the nine months ended September 30, 1997 was $645,899,000, up 19.7%, compared to $539,742,000 for the nine months ended September 30, 1996. Operating revenue for the three months ended September 30, 1997 was $233,760,000, up 21.4%, compared to $192,497,000 for the three months ended September 30, 1996. The growth in operating revenue was primarily the result of increased revenue per hundred weight and increased tonnage from new and existing customers.

Revenue per hundred weight for the first nine months of 1997 was up 8.5% from levels experienced in the first nine months of 1996. Factors contributing to the increase in revenue per hundred weight were:
- A general rate increase of approximately 5.9% effective
  January 1, 1997. General rate increases initially affect approximately 45% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- The Company initiated a fuel surcharge beginning September 16, 1996 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 0.7% for LTL shipments as of September 30, 1997. The surcharge is designed to suspend at the time this national index moves below $1.15 per gallon.

- The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 5.7% during the first nine months of 1997 as compared to 6.7% during the first nine months of 1996.

Tonnage handled by the Company during the nine and three months ended September 30, 1997, increased 10.3% and 13.8%, respectively, over the same time periods of 1996. This increase in tonnage was mainly a result of the following:
- The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995 and 1996. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia.
- The continued increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.
- Effective August 4, 1997, the Company increased its all-points coverage to 27 states with the addition of the state of New Mexico.

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

Operating Expenses
Operating expenses as a percentage of operating revenue improved to 94.0% in the nine months ended September 30, 1997 from 96.1% in the nine months ended September 30, 1996. Operating expenses as a percentage of operating revenue improved to 92.7% in the three months ended September 30, 1997 from 95.2% in the three months
ended September 30, 1996.   This overall improvement was primarily
attributable to:
- Insurance as a percentage of operating revenue decreased to 3.1% in the nine months ended September 30, 1997 from 3.6% in the nine months ended September 30, 1996. This improvement was largely due to improved experience involving vehicle accidents and cargo claims.
- Rents and purchased transportation as a percentage of operating revenue decreased to 6.2% in the nine months ended September 30, 1997 from 6.6% in the nine months ended September 30, 1996. This improvement was primarily a result of the utilization of Company-operated Customer Centers, rather than contractor-operated Customer Centers, in expansions of service territory. In addition, five contractor-operated Customer Centers were converted to Company-operated Customer Centers during 1996 and one Customer Center was converted in the third quarter of 1997. Management expects rents and purchased transportation as a percentage of operating revenue to remain flat or gradually increase due to three principal reasons: 1) most functions that were previously being provided by contractors have already been absorbed by the Company,
  2) the Company has started to increase the strategic use of purchased transportation in selected line-haul lanes, and 3) the increased utilization of off-balance sheet financing of revenue equipment (see Liquidity and Capital Resources).

- Depreciation as a percentage of operating revenue improved to 6.0% in the nine months ended September 30, 1997 from 6.4% in the nine months ended September 30, 1996. This improvement was largely due to the increased usage of purchased transportation and off-balance sheet financing of revenue equipment.
- Other expenses as a percentage of operating revenue improved to 4.2% in the first nine months of 1997 from 4.7% in the first nine months of 1996. This improvement was mostly due to decreased hotel costs for line-haul drivers. The Company reconfigured its line-haul network, with an emphasis on improving service in regional and intrastate markets, during the last half of 1996. One of the benefits of this reconfiguration was that line-haul drivers were required to spend less time in hotels.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Operating supplies and expenses as a percentage of operating revenue increased to 8.5% in the nine months ended September 30, 1997 from 7.9% in the nine months ended September 30, 1996. This increase primarily relates to increased maintenance costs of equipment and facilities. Management expects these maintenance costs will continue to gradually increase as the Company's fleet ages. Fuel prices declined during the second and third quarters of 1997 from levels experienced during the last half of 1996 and early 1997.

Other
Interest expense as a percentage of operating revenue decreased to 1.9% in the nine months ended September 30, 1997, compared to 2.0% in the nine months ended September 30, 1996.

The effective tax rate of the Company was 39.2% for the first nine months of 1997, up from 38.6% for the same time period of 1996.
This increase was mostly due to increased state taxes.

Net income for the nine months ended September 30, 1997, was $16,339,000, up 154.3%, from $6,426,000 for the nine months ended
September 30, 1996.  Net income for the three months ended
September 30, 1997, was $7,895,000, up 152.8%, from $3,123,000 for the three months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The focus on further penetration of existing markets coupled with improved asset utilization reduced the capital requirements of the Company during the first nine months of 1997.

Capital requirements during the nine months ended September 30, 1997 consisted primarily of $45,736,000 in investing activities. The Company invested $48,188,000 in capital expenditures during the nine months ended September 30, 1997 comprised of $1,835,000 in additional revenue equipment, $32,524,000 in new Customer Center facilities or the expansion of existing facilities and $13,829,000 in other equipment. Management expects capital expenditures for
the full year of 1997 will be approximately $70,000,000.   However,
the amount of capital expenditures required in 1997 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At September 30, 1997, the Company had commitments for land, Customer Centers, revenue and other equipment of approximately $36,284,000.

The Company provided for its capital resource requirements in the nine months ended September 30, 1997 predominantly with cash from operations. Cash from operations totaled $61,788,000 in the nine months ended September 30, 1997 compared to $44,100,000 provided by operations in the nine months ended September 30, 1996. Cash from operations exceeded capital requirements by $16,052,000 during the nine months ended September 30, 1997. This excess was used primarily to repay debt. Two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.

- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $175,000,000 provided by NationsBank of Texas, N.A. (agent), Chase Bank of Texas, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V., The First National Bank of Chicago and Credit Lyonnais. Due to reduced capital expenditures, improved cash from operations and proceeds from the issuance of fixed rate debt, the Company reduced the amount outstanding under this facility during the nine months ended September 30, 1997. At September 30, 1997, $58,000,000 was outstanding on the revolving line of credit, leaving $117,000,000 available for borrowing.
  The Company also had $10,000,000 available under its short-term, unsecured revolving $10,000,000 line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank, N.A. to obtain letters of credit required for its self-insurance program. At September
  30, 1997, the Company had obtained letters of credit totaling $5,076,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. On April 18, 1997, the Company utilized this facility to issue a $50,000,000 note at 8.11% with a 15-year maturity. At September 30, 1997, the Company had $133,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of September 30, 1997, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At September 30, 1997, future rental commitments on operating leases were:

                      Land and   Revenue     Other
              Total Structures Equipment Equipment
             -------------------------------------
1997          5,650      1,234       926     3,490
1998         15,087      3,627     3,700     7,760
1999         11,632      2,473     3,700     5,459
2000          9,204      1,705     3,700     3,799
2001          4,233      1,309     2,924        --
Thereafter    3,609      1,652     1,957        --
             -------------------------------------
Total        49,415     12,000    16,907    20,508
             =====================================

The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.


ENVIRONMENTAL

At September 30, 1997, the Company had no outstanding inquiries with any state or federal environmental agency.

                               INDEX

          AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--September 30, 1997 and December 31, 1996

     Condensed consolidated statements of income--Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

     Condensed consolidated statements of cash flows--Nine months ended September 30, 1997 and 1996

     Notes to condensed consolidated financial statements--
     September 30, 1997

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) Amended and Restated Stock Purchase Plan for
               Certain Employees of Registrant and subsidiaries as amended January 9, 1997.

               Master Lease Agreement with Volvo Truck Finance
               North America, Inc. dated August 18, 1997.

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date: October 31, 1997        /s/Frank Conner
                              Frank Conner
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer