Form 10-K405
period 1997-12-31
AMERICAN FREIGHTWAYS CORP
filed 1998-03-19
CIK 846729

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from __________________ to ___________________

                        Commission File No. 34-0-17570

                       AMERICAN FREIGHTWAYS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Arkansas                                      74-2391754
        (State or other jurisdiction                          (I.R.S. Employer
        of incorporation or organization)                    Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X] Yes   [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant at March 6, 1998: $335,406,696.

Number of shares of common stock outstanding at March 6, 1998:  31,567,689.

The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated by reference into Parts II and IV.

The Proxy Statement for Registrant's April 23, 1998 Annual Meeting is incorporated by reference into Parts III and IV.

================================================================================

                               TABLE OF CONTENTS


Item                                                                       PAGE
----                                                                       ----
                                    Part I

1. and 2.    Business and Properties                                         1
3.           Legal Proceedings                                               3
4.           Submission of Matters to a Vote of Security Holders             3

                                    PART II

5.           Market for Registrant's Common Equity
                and Related Stockholder Matters                              4
6.           Selected Financial Data                                         5
7.           Management's Discussion and Analysis of
                Financial Condition and Results of Operations                7
8.           Financial Statements and Supplementary Data                     7
9.           Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                       7

                                    PART III

10.          Directors and Executive Officers of Registrant                  8
11.          Executive Compensation                                          8
12.          Security Ownership of Certain Beneficial
                Owners and Management                                        8
13.          Certain Relationships and Transactions                          8

                                    PART IV

14.          Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                          9

             Signatures                                                     13

             List of Financial Statements and Financial Statement Schedules 14

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

  American Freightways Corporation (the "Company") is a scheduled common and contract carrier transporting primarily less-than-truckload (LTL) shipments of general commodities. As of January 1, 1998, the Company serves all points in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. American Freightways also provides service to the ten provinces of Canada through an exclusive alliance with Day & Ross, a Canadian less-than-truckload carrier headquartered in Hartland, New Brunswick, Canada and provides service to 92% of the Mexican market through an alliance with Autolineas Mexicanas, S.A. DE C.V. of Monterrey, Mexico. Effective May 1, 1997, AF began an exclusive marketing partnership with X-PRESS Freight Forwarders, Inc. providing service to and from Puerto Rico. Headquartered in Carolina, Puerto Rico, X-PRESS Freight Forwarders, Inc. owns the largest for-hire fleet in Puerto Rico.

RECENT EVENTS

  On January 1, 1998, the Company instituted a general rate increase of approximately 5.5%. This rate increase initially affected approximately 45% of its customers. Rates for other customers are covered by contracts and guarantees and are negotiated throughout the year.

EXPANSION

  The history of American Freightways has been growth. In 1982, the Company began serving all points in one state, Arkansas. Today the Company's all-points service coverage extends to 28 states. Perhaps the most distinguishing feature of the Company's operations is this all-points coverage. Management knows of no other LTL carrier that duplicates this coverage.

  The Company has expanded geographically each year since its inception, some years adding only a few Customer Centers to its most aggressive expansion undertaken in 1995 of adding seven states. The Company opened one state, New Mexico, in 1997 and on May 1, 1997 opened service to and from Puerto Rico through an exclusive marketing partnership with X-PRESS Freight Forwarders, Inc. On January 1, 1998, the Company opened all-points service to Michigan. There are no additional expansions planned at this time.

FLEET

  The Company's policy is to purchase equipment having uniform specifications that are, to the greatest possible extent, compatible with design improvements and resale values. This standardization enables the Company to simplify mechanic and driver training, to control the cost of spare parts and tire inventory, and in general to provide for a more efficient vehicle maintenance program. American Freightways utilizes twin trailers for movement of almost 100% of the freight among its Customer Centers to gain greater flexibility. The use of twin trailers (which can be operated singly or in tandem) provides more options for the achievement of the Company's service standards. At December 31, 1997, the Company utilized 13,577 van trailers, 11,844 of which were twin trailers, and 5,143 tractors. The average ages of the tractors and trailers were 4.3 and 4.8 years, respectively, at December 31, 1997.

ASSOCIATES

  At December 31, 1997, the Company utilized 12,201 associates. All drivers of American Freightways are selected in accordance with specific Company guidelines relating primarily to safety records and driving experience. All associates are required to pass drug tests upon employment, randomly and for cause. State and federal regulations require drug testing of drivers and require drivers to comply with commercial driver's licensing requirements. Management believes that the Company is substantially in compliance with these regulations.

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

TECHNOLOGY

  American Freightways is a leader in the use of advanced technology to increase the value of service to its customers and to lower the cost of providing this service. The Company uses computer and electronic technology to compress time in the performance of operating and other processes and to compress the number of levels within the organization necessary to complete tasks. From the customer's call for a pickup to delivery of the freight at its destination, the Company's information technology captures information on the status of each shipment. In most cases the accumulation of the data is achieved automatically as the freight is moved.

  The Company has assessed the impact of the Year 2000 issues on its computer software systems and applications, and determined that although many of its applications are already compliant, the Company will have to modify or replace other applications. The Company expects to have all remaining applications fully compliant by the end of 1998. The Company also has initiated discussions with its significant customers and suppliers to determine the extent to which the Company's interface systems would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. Expenditures related to the Company's Year 2000 initiatives have not been and are not expected to be material to the Company's results of operations or financial position.

FACILITIES

  At the end of 1996, American Freightways changed the name of its terminal facilities to Customer Centers. This name change reflects AF's commitment to its customers. Associates at the local level are empowered to make decisions that are in the best interest of customers' service issues.

  The Company owns its general office located in Harrison, Arkansas and 97 Customer Center facilities in 22 states. At December 31, 1997, 113 of the Company's Customer Centers were leased. The terms of the leases on the facilities range from month-to-month to fifteen years. The availability of suitable facilities determines whether the Company leases or constructs a Company-owned facility.

  One of the principal features distinguishing American Freightways from its competitors is its extensive Customer Center network, placing Customer Centers nearer to the customer. During 1997, the Company completed construction of a 64 door facility in Jacksonville, FL; a 40 door facility in Ft. Smith, AR; a 48 door facility in Greenville, SC; a 40 door facility in Columbia, SC; a 20 door facility in Quincy, IL; and a 48 door facility in Lexington, KY. In addition, the Company added capacity through the purchase of existing facilities or additions to existing Customer Centers in several strategic locations such as Albuquerque, NM; Chattanooga, TN; Chicago, IL; Farmington, NM; Fort Wayne, IN; Goodland, KS; Grand Island, NE; Greensboro, NC; Roswell, NM; San Angelo, TX; Amarillo, TX; El Paso, TX; Odessa, TX; Victoria, TX; Wichita Falls, TX; Canton, OH; Mansfield, OH; and Memphis, TN. The Company has plans to either expand or construct several additional Customer Centers in 1998.

  At December 31, 1997, the Company's Customer Center network consisted of 210 Customer Centers. Of these Customer Centers, 206 were managed by Company associates and 4 were operated and managed by independent contractors. Company-operated Customer Centers involve costs such as operating taxes, salaries and wages and depreciation, whereas costs of independent contractor-operated Customer Centers generally are variable as a flat percentage of revenue. It is American Freightways' intent to primarily utilize Company-operated Customer Centers in future expansions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  American Freightways Corporation's common stock is traded under the symbol "AFWY" on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth, for the periods indicated, the range of high and low prices for the Company's common stock as reported by NASDAQ through March 6, 1998. The latest price for the Company's common stock on March 6, 1998, as reported by the NASDAQ was $10.625 per share. At March 6, 1998, there were approximately 3,184 holders of record of the Company's common stock.

                PERIOD                           HIGH                    Low
--------------------------------------------------------------------------------

FISCAL YEAR 1996:
First Quarter                               $      14-1/2          $       9-1/2
Second Quarter                                     16-7/8                     11
Third Quarter                                      12-1/2                  8-1/2
Fourth Quarter                                     11-3/4                  8-1/2

FISCAL YEAR 1997:
First Quarter                               $      14-1/4          $      10-7/8
Second Quarter                                     16-1/4                 10-1/2
Third Quarter                                      19-1/2                     14
Fourth Quarter                                         20                  7-7/8

FISCAL YEAR 1998:
First Quarter (through March 6, 1998)       $          11          $           9

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

                                                                 YEARS ENDED DECEMBER 31
(Dollars in thousands, except per share data)            1993       1994       1995       1996       1997
                                                       ---------  ---------  ---------  ---------  ---------

INCOME STATEMENT DATA:
 Operating revenue.....................................$328,464   $465,588   $572,100   $729,042   $870,319
 Operating expenses and costs:
  Salaries, wages and benefits......................... 168,770    247,049    335,167    444,041    528,695
  Operating supplies and expenses......................  22,099     30,710     38,667     59,640     75,085
  Operating taxes and licenses.........................  12,340     19,251     24,434     31,827     35,339
  Insurance............................................   7,891     15,360     21,595     27,113     26,327
  Communications and utilities.........................   6,907      9,117     11,040     12,840     14,114
  Depreciation and amortization........................  21,519     27,888     37,560     46,918     52,596
  Rents and purchased transportation...................  42,250     45,633     46,405     45,826     56,008
  Other................................................  15,782     20,880     26,469     33,728     36,899
                                                       --------   --------   --------   --------   --------
   Total operating expenses............................ 297,558   415,888    541,337    701,933    825,063
                                                        -------   --------   --------   --------   --------
 Operating income......................................  30,906     49,700     30,763     27,109     45,256
 Interest expense......................................  (4,246)    (6,832)   (10,198)   (14,708)   (16,256)
 Other income, net.....................................     329        442        415        303        330
 Gain (loss) on disposal of assets.....................       1        292        329         90        (52)
                                                       --------   --------   --------   --------   --------
 Income before income taxes and
 extraordinary charge..................................  26,990     43,602     21,309     12,794     29,278
 Income taxes..........................................  10,238     16,571      8,226      4,938     11,477
                                                       --------   --------   --------   --------   --------
 Income before extraordinary charge....................  16,752     27,031     13,083      7,856     17,801
 Extraordinary charge for early retirement
 of debt, net of tax benefit of $205...................       -       (335)         -          -          -
                                                       --------   --------   --------   --------   --------
 Net income............................................$ 16,752   $ 26,696   $ 13,083   $  7,856   $ 17,801
                                                       ========   ========   ========   ========   ========

 Per share:
  Income before extraordinary charge:
   Basic...............................................$   0.60   $   0.92   $   0.43   $   0.25   $   0.57
   Diluted.............................................$   0.59   $   0.89   $   0.42   $   0.25   $   0.56
  Extraordinary charge (basic and diluted).............       -      (0.01)         -          -          -
                                                       --------   --------   --------   --------   --------
  Net income:
   Basic...............................................$   0.60   $   0.91   $   0.43   $   0.25   $   0.57
   Diluted.............................................$   0.59   $   0.88   $   0.42   $   0.25   $   0.56
                                                       ========   ========   ========   ========   ========
 Average shares outstanding (000's):
   Basic...............................................  27,854     29,485     30,750     31,070     31,372
   Diluted.............................................  28,581     30,357     31,334     31,266     31,672

  The per share amounts prior to 1997 have been restated as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. See
Note 1 to Consolidated Financial Statements.

                                                           YEARS ENDED DECEMBER 31
                                                1993       1994       1995       1996       1997
                                              ---------  ---------  ---------  ---------  ---------

BALANCE SHEET DATA:
(Dollars in thousands)
 Current assets...............................$ 37,660   $ 54,247   $ 77,213   $ 91,954   $105,315
 Current liabilities..........................  35,083     44,378     52,514     66,166     78,521
 Total assets................................. 251,130    355,348    477,762    549,875    575,573
 Long-term debt (including
 current portion).............................  97,537    111,181    197,631    238,239    221,908
 Shareholders' equity......................... 109,460    177,180    195,434    206,298    227,416
 Working capital..............................$  2,577   $  9,869   $ 24,699   $ 25,788   $ 26,794
 Debt to equity ratio.........................    0.89       0.63       1.01       1.15       0.98
 Return on average shareholders' equity.......    16.8%      18.6%       7.0%       3.9%       8.2%

KEY OPERATING STATISTICS:
 Operating ratio..............................    90.6%      89.3%      94.6%      96.3%      94.8%
 Total tractors...............................   2,453      3,344      4,521      4,985      5,143
 Customer Centers.............................     132        144        186        203        210
 Number of associates.........................   4,964      6,506      8,867      9,947     12,201
 Gross tonnage hauled (000's).................   2,051      2,759      3,380      4,149      4,635
 Shipments (000's)............................   3,237      4,267      5,486      7,016      8,044
 Average length of haul.......................     550        567        588        595        587
 Line haul load factor (tons).................   10.90      10.96      10.91      10.40       9.94
 Revenue per hundred weight...................$   8.01   $   8.46   $   8.48   $   8.80   $   9.40

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Item is incorporated by this reference to Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, pages 18 through 21.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The report of independent auditors and consolidated financial statements included on pages 22 through 32 of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.

  Quarterly Results of Operations on page 30 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

  The directors and executive officers of American Freightways as of March 6, 1998, are as follows:


     Name                       AGE                   POSITION
     ----                       ---                   --------

F. S. (Sheridan) Garrison       63  Chairman of the Board of Directors, President   and Chief Executive Officer
Frank Conner                    48  Executive Vice President-Accounting & Finance;
                                      Chief Financial Officer; Director
Tom Garrison                    38  Corporate Vice President; Secretary/Treasurer;
                                      Director
Will Garrison                   34  Executive Vice President-Operations; Director
Ben A. Garrison                 66  Director
John Paul Hammerschmidt         75  Director
T. J. Jones                     61  Director
Ken Reeves                      50  Director
Doyle Z. Williams               58  Director
Dennis Beal                     49  Vice President-Physical Assets
John Berry                      44  Vice President-Risk Management
Terry Higginbotham              51  Vice President-Sales
Terry Stambaugh                 44  Executive Vice President-Human Resources

  The remainder of this Item 10, Directors and Executive Officers of the Registrant, is incorporated by this reference to Registrant's Notice and Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on Thursday, April 23, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on Thursday, April 23, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on Thursday, April 23, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on Thursday, April 23, 1998.

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

10(b) Amended and Restated 1993 Stock Option Plan for Key Employees as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(c) Amended and Restated Elected Non-Employee Director Stock Option Plan, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1997.

10(d) Appointed Non-Employee Director Stock Option Plan, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1997.

10(e) Amended and Restated Stock Purchase Plan for Certain Employees of Registrant and subsidiaries as amended January 9, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 31, 1997.

10(f) Amended and Restated American Freightways Corporation Excess Benefit Plan as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(g) $50,000,000 Master Shelf Agreement ($10,000,000 Note attached) with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1993.

10(h)  $10,000,000 Note dated February 2, 1994, issued under the $50,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(i)  $10,000,000 Note dated April 13, 1994, issued under the $50,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1994.

10(j)  $15,000,000 Note dated January 30, 1995, issued under the $90,000,000
       Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1995.

10(k) $20,000,000 Note dated June 15, 1995, issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(l) $25,000,000 Note dated May 1, 1996, issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(m)  $50,000,000 Note dated April 18, 1997, issued under the $140,000,000
       Master Shelf Agreement with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(n) Letter Amendment No. 1 to Master Shelf Agreement with The Prudential Insurance Company of America dated October 19, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(o) Letter Amendment No. 2 to Master Shelf Agreement with The Prudential Insurance Company of America dated December 14, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(p) Letter Amendment No. 3 to Master Shelf Agreement with The Prudential Insurance Company of America dated March 29, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(q) Letter Amendment No. 4 to Master Shelf Agreement with The Prudential Insurance Company of America dated April 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(r) Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(s) Letter Amendment No. 1 to Note Agreement with The Prudential Insurance Company of America dated January 15, 1992, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1992.

10(t) Letter Amendment No. 3 to Note Agreement with The Prudential Insurance Company of America dated October 19, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(u) Letter Amendment No. 4 to Note Agreement with The Prudential Insurance Company of America dated March 29, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(v) Letter Amendment No. 5 to Note Agreement with The Prudential Insurance Company of America dated April 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(w) Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated October 20, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(x) First Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its Subsidiary dated May 31, 1995, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(y) Second Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 26, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(z) Third Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its subsidiary dated May 31, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(aa) Fourth Amendment to Amended and Restated Credit Agreement among
       NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 31,1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(bb) Lease Agreement among VT Finance, Inc., the Registrant and its Subsidiary dated January 5, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1996.

10(cc) Master Lease Agreement with Volvo Truck Finance North America, Inc. dated
       August 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 31, 1997.

13     Annual Report to Stockholders for the fiscal year ended December 31, 1997

21     Subsidiaries of Registrant

23     Consent of Ernst & Young LLP, Independent Auditors

27     Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 6th day of March, 1998.

                                     American Freightways Corporation

                                     By: /s/Frank Conner
                                         -----------------------------
                                         Frank Conner
                                         Chief Financial Officer; Director
                                         (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/F. S. Garrison                                              March 6, 1998
-------------------------------------------------------------  -------------
F. S. Garrison                                                 Date
Chairman of the Board of Directors, Chief Executive Officer
(Principal Executive Officer)

/s/Frank Conner                                                March 6, 1998
-------------------------------------------------------------  -------------
Frank Conner                                                   Date
Chief Financial Officer; Director
(Principal Accounting Officer)

/s/Tom Garrison                                                March 6, 1998
-------------------------------------------------------------  -------------
Tom Garrison                                                   Date
Director

/s/Will Garrison                                               March 6, 1998
-------------------------------------------------------------  -------------
Will Garrison                                                  Date
Director

/s/Ben A. Garrison                                             March 6, 1998
-------------------------------------------------------------  -------------
Ben A. Garrison                                                Date
Director

/s/John Paul Hammerschmidt                                     March 6, 1998
-------------------------------------------------------------  -------------
John Paul Hammerschmidt                                        Date
Director

/s/T. J. Jones                                                 March 6, 1998
-------------------------------------------------------------  -------------
T. J. Jones                                                    Date
Director

/s/Ken Reeves                                                  March 6, 1998
-------------------------------------------------------------  -------------
Ken Reeves                                                     Date
Director

/s/Doyle Z. Williams                                           March 6, 1998
-------------------------------------------------------------  -------------
Doyle Z. Williams                                              Date
Director

    ANNUAL REPORT ON FORM 10-K--ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
               AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of American Freightways Corporation and subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 1997 and 1996.

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements--December 31, 1997.


  The following consolidated financial statement schedule of American Freightways Corporation and subsidiaries is included in Item 14(d):

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

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        AMERICAN FREIGHTWAYS CORPORATION


                                 Column A        Column B        Column C       Column D        Column E
                                -------------------------------------------------------------------------
                                                        Additions
                                                 -------------------------
                                Balance at       Charged to   Charged to                    Balance
                                Beginning        Costs and   Other Account    Deductions     at End
Description                     of Period        Expenses     -Describe       -Describe    of Period
---------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
 Allowance for Doubtful Accounts      $638,806    $928,974   $264,867(1)    $988,116(2)    $844,531
                                    ==========  ==========  ============  =============  ==========

Year ended December 31, 1996:
 Allowance for Doubtful Accounts      $844,531  $1,720,873   $225,618(1)  $1,413,063(2)  $1,377,959
                                    ==========  ==========  ============  =============  ==========

Year ended December 31, 1997:
  Allowance for Doubtful Accounts   $1,377,959  $1,633,070   $371,577(1)  $1,608,564(2)  $1,774,042
                                    ==========  ==========  ============  =============  ==========

(1) - Recoveries of amounts previously written off.

(2) - Uncollectible accounts written off.