Form 10-Q
period 1998-03-31
AMERICAN FREIGHTWAYS CORP
filed 1998-04-30
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 31, 1998:
31,567,689.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                         MARCH 31,   December 31,
                                           1998         1997
                                        -------------------------
                                        (UNAUDITED)    (Note)
ASSETS
Current assets
 Cash and cash equivalents               $   3,812     $   1,755
 Trade receivables, less allowance for
  doubtful accounts
  (1998-$1,846; 1997-$1,774)                85,417        78,700
 Operating supplies and inventories          3,067         2,882
 Prepaid expenses                           14,108         8,671
 Deferred income taxes                      15,104        13,306
 Income taxes receivable                         -             1
                                        -----------   -----------
  Total current assets                     121,508       105,315

Property and equipment                     720,295       699,176
 Accumulated depreciation
  and amortization                        (244,481)     (230,870)
                                        -----------   -----------
                                           475,814       468,306
Other assets                                 2,038         1,952
                                        -----------   -----------
                                         $ 599,360     $ 575,573
                                        ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                  $  14,420     $  12,910
 Accrued expenses                           63,362        54,114
 Federal and state income taxes              1,026             -
 Current portion of long-term debt          11,498        11,497
                                        -----------   -----------
  Total current liabilities                 90,306        78,521

Long-term debt,
 less current portion (Note B)             216,511       210,411

Deferred income taxes                       61,955        59,225

Shareholders' equity
 Common stock, par value $.01 per share--
  authorized 250,000 shares; issued and
  outstanding 31,568 in 1998 and 1997          316           316
 Additional paid-in capital                104,832       104,832
 Retained earnings                         125,440       122,268
                                        -----------   -----------
                                           230,588       227,416
                                        -----------   -----------
                                         $ 599,360     $ 575,573
                                        ===========   ===========

Note: The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                              Three Months Ended
                                                   March 31
                                                1998     1997
                                              -----------------
OPERATING REVENUE                             $230,649  $193,051

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits                  143,430   118,305
 Operating supplies and expenses                20,017    18,512
 Operating taxes and licenses                    9,995     8,601
 Insurance                                       7,142     6,682
 Communications and utilities                    3,955     3,495
 Depreciation and amortization                  13,808    12,846
 Rents and purchased transportation             13,019     9,890
 Other                                           9,978     8,318
                                              --------- ---------
                                               221,344   186,649
                                              --------- ---------
OPERATING INCOME                                 9,305     6,402

OTHER INCOME (EXPENSE)
 Interest expense                               (4,086)   (4,086)
 Interest income                                    63        55
 Gain on disposal of assets                         21        16
 Other, net                                         28        11
                                              --------- ---------
                                                (3,974)   (4,004)

INCOME BEFORE INCOME TAXES                       5,331     2,398
                                              --------- ---------
FEDERAL AND STATE INCOME TAXES
 Current                                         1,227     1,293
 Deferred (credit)                                 932      (353)
                                              --------- ---------
                                                 2,159       940
                                              --------- ---------
NET INCOME                                    $  3,172  $  1,458
                                              ========= =========

PER SHARE (NOTE D)
 Net income-basic                             $   0.10  $   0.05
 Net income-assuming dilution                 $   0.10  $   0.05
                                              ========= =========

AVERAGE SHARES OUTSTANDING (NOTE D)
 Basic                                          31,568    31,258
 Assuming dilution                              31,625    31,490
                                              ========= =========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (000's omitted)


                                                Three Months Ended
                                                    March 31
                                                1998         1997
                                              ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $   17,319  $   16,091

INVESTING ACTIVITIES
 Proceeds from sales of equipment                     26          47
 Capital expenditures                            (21,389)    (10,514)
                                              ----------- -----------
 Net cash used by investing activities           (21,363)    (10,467)

FINANCING ACTIVITIES
 Principal payments on long-term debt             (5,606)        (35)
 Proceeds from notes payable
  and long-term borrowings                        11,707           -
 Proceeds from issuance of common stock                -         161
                                              ----------- -----------
 Net cash provided by financing activities         6,101         126
                                              ----------- -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $    2,057  $    5,750
                                              =========== ===========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1997.

NOTE B - LONG-TERM DEBT

As of March 31, 1998, the Company has outstanding borrowings of $69,200,000 under its existing $175,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of Customer Center facilities. At March 31, 1998, the amount available for borrowing under the line of credit was $105,800,000. In addition to this credit facility, the Company has obtained letters of credit totaling $3,976,000 to provide collateral on its self-insurance plan.

As of March 31, 1998, the Company has outstanding borrowings of $131,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $20,000,000 payable in equal annual installments of $5,000,000 through November 2001.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of terminals aggregated approximately $39,793,000 at March 31, 1998.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $3,172,000 and $1,458,000 for the three months ended March 31, 1998 and 1997, respectively. A reconciliation of average shares outstanding for both periods is presented below:

                                         Three Months Ended March 31,
                                             1998           1997
                                          -------------------------
                                                (In Thousands)
Average shares outstanding-basic              31,568        31,258
Effect of dilutive stock options                  57           232
                                          -----------   -----------
Average shares outstanding
 -assuming dilution                           31,625        31,490
                                          ===========   ===========

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

The impact of adoption of Financial Accounting Standards Board
Statement No. 130, Reporting Comprehensive Income, which was required for the first quarter of 1998 was not material.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                                Three Months Ended
                                                     March 31
                                                 1998        1997
                                              ---------------------
Operating revenue                                100.0%   100.0%
Operating expenses and costs
 Salaries, wages and benefits                    62.2%     61.3%
Operating supplies and expenses                   8.7%      9.6%
Operating taxes and licenses                      4.3%      4.5%
Insurance                                         3.1%      3.5%
Communications and utilities                      1.7%      1.8%
Depreciation and amortization                     6.0%      6.6%
Rents and purchased transportation                5.7%      5.1%
 Other                                            4.3%      4.3%
                                              ---------------------
  Total operating expenses and costs             96.0%     96.7%
                                              ---------------------
Operating income                                  4.0%      3.3%
Interest expense                                  1.8%      2.1%
Other income, net                                 0.1%      0.1%
                                              ---------------------
Income before income taxes                        2.3%      1.3%

Income taxes                                      0.9%      0.5%
                                              ---------------------
Net income                                        1.4%      0.8%
                                              =====================

RESULTS OF OPERATIONS

Operating Revenue
Operating revenue for the three months ended March 31, 1998 was $230,649,000, up 19.5%, compared to $193,051,000 for the three months ended March 31, 1997. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the three months ended March 31, 1998 increased 16.8% over levels handled during the three months ended March 31, 1997. This increase in tonnage was mainly a result of the following:
- The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995 and 1996. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia.
- The continued increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.
- Effective January 1, 1998, the Company increased its all-points coverage to 28 states with the addition of the state of Michigan.

Revenue per hundred weight for the three months ended March 31, 1998 was up 1.7% from levels experienced in the three months ended March 31, 1997. Factors which most impacted revenue per hundred weight were:
- A general rate increase of approximately 5.5% effective
  January 1, 1998. General rate increases initially affect approximately 45% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- A fuel surcharge was in effect during the first quarter of 1997, but not in effect for the majority of the first quarter of 1998. The Company initiated a fuel surcharge beginning September 6, 1996 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 1.0% for LTL shipments during the three months ended March 31, 1997. The surcharge is designed to suspend at the time this national index moves below $1.15 per gallon. Effective January 7, 1998, the fuel surcharge was suspended and remains suspended as of March 31, 1998.
- The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 5.7% during the three months ended March 31, 1998 as compared to 5.9% during the three months ended March 31, 1997.

Management expects that growth in operating revenue is sustainable in the near term. Although the Company's planned expansions of service territory during 1998 are more aggressive than those initiated in 1997, the primary focus for growth in operating revenue in the near term will be further penetration of existing markets. As a result, any near-term percentage growth in operating revenue will likely be less than that experienced in recent years. The foregoing statement concerning the sustainability of revenue growth is subject to a number of factors, including LTL industry capacity, increased tonnage and general economic conditions.

Operating Expenses
Operating expenses as a percentage of operating revenue improved to 96.0% in the three months ended March 31, 1998 from 96.7% in the
three months ended March 31, 1997.   This overall improvement was
primarily attributable to:
- Operating supplies and expenses as a percentage of operating revenue decreased to 8.7% in the three months ended March 31, 1998 from 9.6% in the three months ended March 31, 1997. This improvement was due to reduced fuel costs resulting from lower fuel prices and the increased use of purchased transportation. This improvement in fuel costs was partially offset by increased costs of maintaining equipment and facilities. Maintenance expenses, the other primary component of operating supplies and expenses, continued to gradually increase. In the near term, management expects this gradual upward trend in maintenance costs to continue as the Company's fleet ages.
- Depreciation and amortization as a percentage of operating revenue improved to 6.0% in the three months ended March 31, 1998 from 6.6% in the three months ended March 31, 1997. This improvement was largely due to the increased usage of purchased transportation and operating lease financing of revenue equipment.
- Insurance as a percentage of operating revenue decreased to 3.1% in the three months ended March 31, 1998 from 3.5% in the three months ended March 31, 1997. This improvement was largely due to improved experience involving vehicle accidents and cargo claims. Management does not expect this downward trend to continue. Rather, it is expected that insurance costs as a percentage of operating revenue will stabilize or gradually increase during 1998.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Salaries, wages and benefits as a percentage of operating revenue increased to 62.2% in the three months ended March 31, 1998 from 61.3% in the three months ended March 31, 1997. This increase was largely the result of increased costs in the areas of workmen's compensation and health care. After benefiting from relatively low claims in these areas during the first quarter of 1997, the level of claims returned to a level more typically experienced by the Company. Management expects that during the remainder of 1998, these expenses will remain at current levels. Comparing the first quarter of 1998 to the same period of 1997, salaries and wages as a percentage of operating revenue remained flat despite a general wage increase of 3.5% in March 1998. During the remainder of 1998, management anticipates that ongoing educational programs and changes in operations will result in productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules. However, these gains cannot be assured and are subject to a variety of factors which may or may not be within the control of management.

- Rents and purchased transportation as a percentage of operating revenue increased to 5.7% in the three months ended March 31, 1998 from 5.1% in the three months ended March 31, 1997. This increase was primarily a result of the utilization of purchased transportation in selected line-haul lanes in order to improve asset utilization and decrease overall costs of operations. Management expects rents and purchased transportation as a percentage of operating revenue to remain flat or gradually increase due to two principal reasons: 1) the Company plans to continue the strategic use of purchased transportation in selected line-haul lanes and 2) the increased usage of operating lease financing of revenue equipment (See Liquidity and Capital Resources).

Other
Interest expense as a percentage of operating revenue decreased to 1.8% in the three months ended March 31, 1998, compared to 2.1% in the three months ended March 31, 1997. This improvement is primarily the result of lower interest rates and of reducing total debt to $228,009,000 as of March 31, 1998 from $238,203,000 as of
March 31, 1997.

The effective tax rate of the Company was 40.5% for the three months ended March 31, 1998, up from 39.2% for the three months ended March 31, 1997. This increase was due to increased federal tax rates on higher levels of income, as well as higher state tax rates. Net income for the three months ended March 31, 1998 was $3,172,000, up 117.6%, from $1,458,000 for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the three months ended March 31, 1998 consisted of $21,363,000 in investing activities. The Company invested $21,389,000 in capital expenditures during the three months ended March 31, 1998 comprised of $4,084,000 in additional revenue equipment, $10,430,000 in new Customer Center facilities or the expansion of existing facilities and $6,875,000 in other equipment. Management expects capital expenditures for the full year of 1998 will be approximately $100,000,000, consisting primarily of anticipated investments in new and existing Customer
Center facilities.   However, the actual amount of capital
expenditures required in 1998 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At March 31, 1998, the Company had commitments for land, Customer Centers, revenue and other equipment of approximately $39,793,000.

The Company provided for its capital resource requirements in the three months ended March 31, 1998 predominantly with cash from operations. Cash from operations totaled $17,319,000 during the three months ended March 31, 1998 compared to $16,091,000 provided by operations during the three months ended March 31, 1997. Net financing activities provided an additional $6,101,000 of cash flow in the three months ended March 31, 1998. Two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $175,000,000 provided by NationsBank of Texas, N.A. (agent), Chase Bank of Texas, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V., The First National Bank of Chicago and Credit Lyonnais. At March 31, 1998, $69,200,000 was outstanding on the revolving line of credit, leaving $105,800,000 available for borrowing. The Company also had $10,000,000 available under its short-term, unsecured revolving $10,000,000 line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank of Texas, N.A. to obtain letters of credit required for its self-insurance program. At March 31, 1998, the Company had obtained letters of credit totaling $3,976,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At March 31, 1998, the Company had $131,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of March 31, 1998, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At March 31, 1998, future rental commitments on operating leases were $72,811,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

Future rental commitments on operating leases are as follows:

                            Land and   Revenue     Other
                 Total     Structures Equipment   Equipment
               --------------------------------------------
1998           $17,421     $  3,903   $ 5,203     $ 8,315
1999            18,846        3,261     6,938       8,647
2000            16,547        2,087     6,938       7,522
2001             9,526        1,483     6,162       1,881
Thereafter      10,471        1,731     8,740         ---
               ------------------------------------------
Total          $72,811     $ 12,465   $33,981     $26,365
               ------------------------------------------

YEAR 2000 ISSUES

The Company has assessed the impact of the Year 2000 issues on its computer software systems and applications, and determined that although many of its applications are already compliant the Company will have to modify or replace other applications. The Company expects to have all applications fully compliant by the end of 1998. The Company also has initiated discussions with its significant customers and suppliers to determine the extent to which the Company's interface systems would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. Expenditures related to the Company's Year 2000 initiatives have not been and are not expected to be material to the Company's results of operations or financial position.


ENVIRONMENTAL

At March 31, 1998, the Company had no outstanding inquiries with any state or federal environmental agency.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--March 31, 1998 and December 31, 1997

     Condensed consolidated statements of income--Three months ended March 31, 1998 and 1997

     Condensed consolidated statements of cash flows--Three months ended March 31, 1998 and 1997

     Notes to condensed consolidated financial statements--March
31, 1998

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a)   The Annual Meeting of Shareholders was held April 23, 1998.

c) Listed below is the proposal voted on and number of votes cast at the 1998 Annual Shareholders' Meeting:

     1.  TO ELECT THREE (3) DIRECTORS TO THE CLASS WHOSE TERM WILL
     EXPIRE IN 2001:

                                  FOR        ABSTAIN    BROKER NON-VOTES
     F.S. (Sheridan) Garrison  25,591,756    324,151          500
     Ken Reeves                25,588,160    327,747          500
     Doyle Z. Williams         25,589,291    326,616          500

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

                    (10) Master Lease Agreement with BancBoston
                         Leasing dated March 23, 1998

                    (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  April 29, 1998         /s/Frank Conner
                              Frank Conner
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer