Form 10-Q
period 1998-06-30
AMERICAN FREIGHTWAYS CORP
filed 1998-07-20
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

Number of shares of common stock outstanding at June 30, 1998:
31,635,418.

                    PART I.  FINANCIAL INFORMATION
                     ITEM 1.  FINANCIAL STATEMENTS
           AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000'S OMITTED)

                                         JUNE 30,    December 31,
                                           1998         1997
                                        -----------  -----------
                                        (UNAUDITED)    (Note)
ASSETS
Current assets
 Cash and cash equivalents              $   5,598    $   1,755
 Trade receivables, less
  Allowance for doubtful
  accounts (1998-$1,911; 1997-$1,774)      88,063       78,700
 Operating supplies and inventories         3,849        2,882
 Prepaid expenses                          13,761        8,671
 Deferred income taxes                     16,835       13,306
 Income taxes receivable                        -            1
                                        -----------  -----------
  Total current assets                    128,106      105,315

Property and equipment                    735,653      699,176
 Accumulated depreciation and
  amortization                           (257,896)    (230,870)
                                        -----------  -----------
                                          477,757      468,306
Other assets                                2,112        1,952
                                        -----------  -----------
                                        $ 607,975    $ 575,573
                                        ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  12,316    $  12,910
 Accrued expenses                          67,260       54,114
 Federal and state income taxes             3,278             -
 Current portion of long-term debt         11,530       11,497
                                        -----------  -----------
  Total current liabilities                94,384       78,521

Long-term debt, less
 current portion (Note B)                 209,920      210,411

Deferred income taxes                      64,743       59,225

Shareholders' equity
 Common stock, par value $.01 per share--
  authorized 250,000 shares; issued and outstanding
  31,635 in 1998 and 31,568 in 1997           316          316
 Additional paid-in capital               105,515      104,832
 Retained earnings                        133,097      122,268
                                        -----------  -----------
                                          238,928      227,416
                                        -----------  -----------
                                        $ 607,975    $ 575,573
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

           AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (000'S OMITTED, EXCEPT PER SHARE DATA)

                                   Three Months Ended Six Months Ended
                                        June 30            June 30
                                     1998     1997      1998     1997
                                   ------------------------------------
OPERATING REVENUE                  $246,402 $219,088  $477,051 $412,140

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits       149,547  130,272   292,977  248,577
 Operating supplies and expenses     20,163   18,663    40,180   37,175
 Operating taxes and licenses        10,446    8,877    20,441   17,478
 Insurance                            7,376    6,732    14,517   13,414
 Communications and utilities         4,756    3,581     8,711    7,076
 Depreciation and amortization       13,772   13,024    27,581   25,870
 Rents and purchased
  transportation                     14,416   13,607    27,435   23,497
 Other                               10,039    8,760    20,017   17,079
                                   ------------------ ------------------
                                    230,515  203,516   451,859  390,166
                                   ------------------ ------------------
OPERATING INCOME                     15,887   15,572    25,192   21,974

OTHER INCOME (EXPENSE)
 Interest expense                    (3,925)  (4,174)   (8,013)  (8,260)
 Interest income                         65       67       129      122
 Gain on disposal of assets             820       16       841       33
 Other, net                              24       9         52       19
                                   ------------------ ------------------
                                     (3,016)  (4,082)   (6,991)  (8,086)

INCOME BEFORE INCOME TAXES           12,871   11,490    18,201   13,888
                                   ------------------ ------------------
FEDERAL AND STATE INCOME TAXES
 Current                              4,156    2,088     5,383    3,381
 Deferred                             1,057    2,416     1,988    2,063
                                   ------------------ ------------------
                                      5,213    4,504     7,371    5,444
                                   ------------------ ------------------
NET INCOME                         $  7,658 $  6,986  $ 10,830 $  8,444
                                   ================== ==================
PER SHARE (NOTE D)
 Net income-basic                  $   0.24 $   0.22  $   0.34 $   0.27
 Net income-assuming dilution      $   0.24 $   0.22  $   0.34 $   0.27
                                   ================== ==================
AVERAGE SHARES OUTSTANDING (NOTE D)
 Basic                               31,612   31,301    31,590   31,280
 Assuming dilution                   31,752   31,597    31,688   31,544
                                   ================== ==================

See notes to condensed consolidated financial statements.

           AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (000'S OMITTED)


                                                 Six Months Ended
                                                     June 30
                                                 1998        1997
                                              ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $   39,892  $   33,690

INVESTING ACTIVITIES
 Proceeds from sales of assets                     1,963          67
 Capital expenditures                            (38,223)    (27,983)
                                              ----------- -----------
 Net cash used by investing activities           (36,260)    (27,916)

FINANCING ACTIVITIES
 Principal payments on long-term debt            (15,665)    (55,694)
 Proceeds from notes payable
  and long-term borrowings                        15,208      48,400
 Proceeds from issuance of common stock              668       1,188
                                              ----------- -----------
 Net cash provided (used)
  by financing activities                            211      (6,106)
                                              ----------- -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                    $    3,843  $     (332)
                                              =========== ===========

See notes to condensed consolidated financial statements.

           AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                             June 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1997.

NOTE B - LONG-TERM DEBT

As of June 30, 1998, the Company has outstanding borrowings of $65,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of Customer Center facilities. At June 30, 1998, the amount available for borrowing under the line of credit was $95,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $3,976,000 to provide collateral on its self-insurance plan.

As of June 30, 1998, the Company has outstanding borrowings of $129,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $20,000,000 payable in equal annual installments of $5,000,000 through November 2001.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of Customer Centers aggregated approximately $53,794,000 at June 30, 1998.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $7,658,000 and $6,986,000 for the three month periods ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, net income for purposes of basic earnings per share and earnings per share--assuming dilution was $10,830,000 and $8,444,000, respectively. A reconciliation of average shares outstanding for these periods is presented below:

                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                      1998      1997      1998      1997
                                   ---------------------------------------
                                      (In Thousands)      (In Thousands)
Average shares outstanding-basic      31,612    31,301    31,590    31,280
Effect of dilutive stock options         140       296        98       264
Average shares outstanding
 -assuming dilution                   31,752    31,597    31,688    31,544
                                   ========= ========= ========= =========

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

The impact of adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997 was not material.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                        Three Months     Six Months
                                            Ended           Ended
                                           June 30         June 30
                                        1998    1997    1998    1997
                                       ------------------------------
Operating revenue                      100.0%  100.0%  100.0%  100.0%

Operating expenses and costs:
   Salaries, wages and benefits         60.7%   59.5%   61.4%   60.3%

   Operating supplies and expenses       8.2%    8.5%    8.4%    9.0%

   Operating taxes and licenses          4.2%    4.1%    4.3%    4.2%

   Insurance                             3.0%    3.1%    3.0%    3.3%

   Communications and utilities          1.9%    1.6%    1.8%    1.7%

   Depreciation and amortization         5.6%    5.9%    5.8%    6.3%

   Rents and purchased transportation    5.9%    6.2%    5.8%    5.7%

   Other                                 4.1%    4.0%    4.2%    4.2%
                                        -----   -----   -----   -----
     Total operating expenses
      and costs                         93.6%   92.9%   94.7%   94.7%
                                        -----   -----   -----   -----
Operating income                         6.4%    7.1%    5.3%    5.3%

Interest expense                        (1.6%)  (1.9%)  (1.7%)  (2.0%)

Other income, net                        0.4%    0.1%     .2%    0.1%
                                        -----   -----   -----   -----
Income before income taxes               5.2%    5.3%    3.8%    3.4%

Income taxes                             2.1%    2.1%    1.5%    1.3%
                                        -----   -----   -----   -----
Net income                               3.1%    3.2%    2.3%    2.1%
                                        =====   =====   =====   =====

RESULTS OF OPERATIONS

Operating Revenue
Operating revenue for the six months ended June 30, 1998 was $477,051,000, up 15.7%, compared to $412,140,000 for the six months ended June 30, 1997. Operating revenue for the three months ended June 30, 1998 was $246,402,000, up 12.5%, compared to $219,088,000 for the three months ended June 30, 1997. The growth in operating revenue was primarily the result of increased revenue per hundred weight and increased tonnage from new and existing customers.

Tonnage handled by the Company during the six and three months ended June 30, 1998, increased 12.8% and 9.3%, respectively, over the same time periods of 1997. This increase in tonnage was mainly a result of the following:
- The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995, 1996 and 1997. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia. Effective August 4, 1997, all-points coverage was added to the state of New Mexico.

- The continued increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.
- Effective January 1, 1998, the Company increased its all-points coverage to 28 states with the addition of the state of Michigan.

Revenue per hundred weight for the first six months of 1998 was up
2.3% from levels experienced in the first six months of 1997. Factors contributing to the increase in revenue per hundred weight were:
- A general rate increase of approximately 5.5% effective January
  1, 1998. General rate increases initially affect approximately 45% of the Company's customers. The remaining customers' rates are determined by contracts and guarantees and are negotiated throughout the year.
- A fuel surcharge was in effect during the first six months of 1997, but not in effect for the majority of 1998. The Company initiated a fuel surcharge beginning September 6, 1996 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and ranged from 0.7% to 1.3% for LTL shipments as of June 30, 1997. The surcharge is designed to suspend at the time this national index moves below $1.15 per gallon. Effective January 7, 1998, the fuel surcharge was suspended and remains suspended as of June 30, 1998.
- The percentage of the Company's total revenue that was derived from truckload shipments (greater than 10,000 pounds) declined to 5.7% during the six months ended June 30, 1998 as compared to 5.8% during the six months ended June 30, 1998.

Even though inventory adjustments in the softening consumer goods sector of the economy appeared to have reduced demand for less-than-truckload services during the second quarter of 1998, management expects that growth in operating revenue is sustainable in the near term. The Company's expansions of service territory during 1998 and 1997 were less aggressive than those initiated in prior years, and the primary focus for growth in operating revenue in the near term will be further penetration of existing markets. As a result, any near-term percentage growth in operating revenue will likely be less than that experienced in recent years. The foregoing statement concerning the sustainability of revenue growth is subject to a number of factors, including LTL industry capacity, increased tonnage and general economic conditions.

Operating Expenses
Operating expenses as a percentage of operating revenue were 94.7% for the six months ended June 30, 1998 and 1997. Operating expenses as a percentage of operating revenue increased to 93.6% in the three months ended June 30, 1998 from 92.9% in the three months ended June 30,
1997.   The following categories of expenses declined as a percentage of revenue for the first six months of 1998 as compared to the same time period during 1997:
- Operating supplies and expenses as a percentage of operating revenue decreased to 8.4% in the six months ended June 30, 1998 from 9.0% in the six months ended June 30, 1997. This improvement was due to reduced fuel costs resulting from lower fuel prices and the increased use of purchased transportation. This improvement in fuel costs was partially offset by increased costs of maintaining equipment and facilities. In the near term, management expects this gradual upward trend in maintenance costs to continue as the Company's fleet ages.
- Depreciation and amortization as a percentage of operating revenue improved to 5.8% in the six months ended June 30, 1998 from 6.3% in the six months ended June 30, 1997. This improvement was largely due to the increased usage of purchased transportation and operating lease financing of revenue equipment.
- Insurance as a percentage of operating revenue decreased to 3.0% in the six months ended June 30, 1998 from 3.3% in the six months ended June 30, 1997. This improvement was largely due to improved experience involving vehicle accidents and cargo claims. Management does not expect this downward trend to continue. Rather, it is expected that insurance costs as a percentage of operating revenue will stabilize or gradually increase during 1998.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Salaries, wages and benefits as a percentage of operating revenue increased to 61.4% in the six months ended June 30, 1998 from 60.3% in the six months ended June 30, 1997. This increase was largely the result of increased costs in the areas of workmen's compensation and health care. After benefiting from relatively low claims in these areas during the first six months of 1997, the level of claims returned to a level more typically experienced by the Company. Management expects that during the remainder of 1998, these expenses will remain at current levels. Comparing the first six months of 1998 to the same period of 1997, salaries and wages as a percentage of operating revenue remained relatively flat despite a general wage increase of 3.5% in March 1998. During the remainder of 1998, management anticipates that ongoing educational programs and changes in operations will result in productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules. However, these gains cannot be assured and are subject to a variety of factors which may or may not be within the control of management.

- Rents and purchased transportation as a percentage of operating revenue increased to 5.8% in the six months ended June 30, 1998 from 5.7% in the six months ended June 30, 1997. This increase was a result of the increased use of operating lease financing and the utilization of purchased transportation in selected line haul lines in order to improve asset utilization and decrease overall costs of operations. Management expects rents and purchased transportation as a percentage of operating revenue to remain at current levels.

Other
Interest expense as a percentage of operating revenue decreased to 1.7% in the six months ended June 30, 1998, compared to 2.0% in the six months ended June 30, 1997. This improvement is primarily the result of lower interest rates and of reducing total debt to $221,450,000 as of June 30, 1998 from $230,945,000 as of June 30,
1997.

The quarter and year to date results for 1998 were favorably impacted by $822,000 before taxes as a result of the sale of a surplus property.

The effective tax rate of the Company was 40.5% for the six months ended June 30, 1998, up from 39.2% for the same time period of 1997. This increase was due to increased federal tax rates on higher levels of income, as well as higher state tax rates.

Net income for the six months ended June 30, 1998, was $10,830,000, up 28.3%, from $8,444,000 for the six months ended June 30, 1997. Net income for the three months ended June 30, 1998, was $7,658,000, up 9.6%, from $6,986,000 for the three months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the six months ended June 30, 1998 consisted primarily of $36,260,000 in investing activities. The Company invested $38,223,000 in capital expenditures during the six months ended June 30, 1998 comprised of $4,862,000 in additional revenue equipment, $20,116,000 in new Customer Center facilities or the expansion of existing facilities and $13,245,000 in other equipment. Management expects capital expenditures for the full year
of 1998 will be approximately $100,000,000.   However, the amount of
capital expenditures required in 1998 will be dependent on the growth rate of the Company and the timing and size of any future expansions of service territory. At June 30, 1998, the Company had commitments for land, Customer Centers, revenue and other equipment of approximately $53,794,000. These commitments were mostly for the completion of projects in process at June 30, 1998.

The Company provided for its capital resource requirements in the six months ended June 30, 1998 predominantly with cash from operations. Cash from operations totaled $39,892,000 in the six months ended June 30, 1998 compared to $33,690,000 provided by operations in the six months ended June 30, 1997. Net financing activities provided an additional $211,000 of cash flow in the six months ended June 30, 1998. Two primary sources of credit financing were available to the
Company:  the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by NationsBank of Texas, N.A. (agent), Chase Bank of Texas, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V. and The First National Bank of Chicago. At June 30, 1998, $65,000,000 was outstanding on the revolving line of credit, leaving $95,000,000 available for borrowing. The Company also had $10,000,000 available under its short-term, unsecured revolving $10,000,000 line of credit with NationsBank of Texas, N.A. In addition, the Company maintains a $10,000,000 line of credit with NationsBank of Texas, N.A. to obtain letters of credit required for its self-insurance program. At June 30, 1998, the Company had obtained letters of credit totaling $3,976,000 for this purpose.
 -To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At June 30, 1998, the Company had $129,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of June 30, 1998, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At June 30, 1998, future rental commitments on operating leases were $97,735,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

Future rental commitments on operating leases are as follows:

                          Land and    Revenue      Other
               Total      Structures Equipment  Equipment
               ------------------------------------------
1998           $15,457    $ 2,783    $  4,917   $  7,757
1999            25,240      3,842       9,833     11,565
2000            22,549      2,472       9,833     10,244
2001            14,365      1,833       9,057      3,475
2002            10,537      1,036       9,303        198
Thereafter       9,587      1,981       7,606        ---
               ------------------------------------------
Total          $97,735    $13,947    $ 50,549   $ 33,239
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

ENVIRONMENTAL

At June 30, 1998, the Company had no outstanding inquiries with any state or federal environmental agency.

                                 INDEX

           AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--June 30, 1998 and December
31, 1997

     Condensed consolidated statements of income-Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997

     Condensed consolidated statements of cash flows--Six months ended June 30, 1998 and 1997

     Notes to condensed consolidated financial statements--June 30,
1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) Fifth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated May 15, 1998.

               Amended and Restated Appointed Non-Employee Director Stock Option Plan

               Amended and Restated Elected Non-Employee Director
               Stock Option Plan

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              (Registrant)


Date:  July 20, 1998          /s/Frank Conner
                              Frank Conner
                              Executive Vice President
                              Accounting & Finance
                              and Chief Financial Officer