Form 10-Q
period 1998-09-30
AMERICAN FREIGHTWAYS CORP
filed 1998-11-05
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to


                  Commission File No. 34-0-17570


                 AMERICAN FREIGHTWAYS CORPORATION
      (Exact name of registrant as specified in its charter)


            Arkansas                           74-2391754
State or other jurisdiction of
incorporation or organization)      (I.R.S. Employer Identification No.)

   2200 Forward Drive, Harrison, Arkansas             72601
  (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (870) 741-9000


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

Number of shares of common stock outstanding at September 30, 1998:
31,638,553.
<PAGE
                   PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                        SEPTEMBER 30,  December 31,
                                            1998           1997
                                        ---------------------------
                                         (UNAUDITED)      (Note)
ASSETS
Current assets
 Cash and cash equivalents              $   1,854     $   1,755
 Trade receivables, less allowance
  for doubtful accounts
  (1998-$1,794; 1997-$1,774)               93,959        78,700
 Operating supplies and inventories         3,969         2,882
 Prepaid expenses                          12,686         8,671
 Deferred income taxes                     17,626        13,306
 Income taxes receivable                        -             1
                                        ----------    ----------
  Total current assets                    130,094       105,315

Property and equipment                    758,314       699,176
 Accumulated depreciation
  and amortization                       (270,389)     (230,870)
                                        ----------    ----------
                                          487,925       468,306
Other assets                                2,157         1,952
                                        ----------    ----------
                                        $ 620,176     $ 575,573
                                        ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  16,387     $  12,910
 Accrued expenses                          73,724        54,114
 Federal and state income taxes             3,082             -
 Current portion of long-term debt         11,676        11,497
                                        ----------    ----------
  Total current liabilities               104,869        78,521

Long-term debt, less current
 portion (Note B)                         202,173       210,411

Deferred income taxes                      65,993        59,225

Shareholders' equity
 Common stock, par value $.01 per share--
  authorized 250,000 shares; issued and
  outstanding  31,639 in 1998 and
  31,568 in 1997                              316           316
 Additional paid-in capital               105,536       104,832
 Retained earnings                        141,289       122,268
                                        ----------    ----------
                                          247,141       227,416
                                        ----------    ----------
                                        $ 620,176     $ 575,573
                                        ==========    ==========

Note: The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                   Three Months Ended  Nine Months Ended
                                      September 30        September 30
                                     1998      1997      1998      1997
                                   ------------------  ------------------
OPERATING REVENUE                  $254,047  $233,760  $731,098  $645,899

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits       153,923   140,582   446,900   389,159
 Operating supplies and expenses     20,325    17,845    60,506    55,021
 Operating taxes and licenses        10,809     8,828    31,250    26,306
 Insurance                            7,902     6,462    22,419    19,876
 Communications and utilities         4,446     3,673    13,157    10,748
 Depreciation and amortization       14,047    13,237    41,627    39,107
 Rents and purchased transportation  14,964    16,275    42,399    39,772
 Other                               10,419     9,873    30,436    26,951
                                   ------------------  ------------------
                                    236,835   216,775   688,694   606,940
                                   ------------------  ------------------
OPERATING INCOME                     17,212    16,985    42,404    38,959

OTHER INCOME (EXPENSE)
 Interest expense                    (3,848)   (4,005)  (11,861)  (12,265)
 Interest income                        135        79       263       201
 Gain (loss) on disposal
  of assets                             238      (105)    1,079       (72)
 Other, net                              30        31        83        50
                                   ------------------  ------------------
                                     (3,445)   (4,000)  (10,436)  (12,086)

INCOME BEFORE INCOME TAXES           13,767    12,985    31,968    26,873
                                   ------------------  ------------------

FEDERAL AND STATE INCOME TAXES
 Current                              5,117     3,170    10,500     6,550
 Deferred                               459     1,920     2,447     3,984
                                   ------------------  ------------------
                                      5,576     5,090    12,947    10,534
                                   ------------------  ------------------

NET INCOME                         $  8,191  $  7,895  $ 19,021  $ 16,339
                                   ==================  ==================
PER SHARE (NOTE D)
 Net income-basic                  $   0.26  $   0.25  $   0.60  $   0.52
 Net income-assuming dilution      $   0.26  $   0.25  $   0.60  $   0.52
                                   ==================  ==================

AVERAGE SHARES OUTSTANDING (NOTE D)
 Basic                               31,639    31,414    31,606    31,324
 Assuming dilution                   31,670    31,811    31,682    31,633
                                   ==================  ==================

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (000's omitted)


                                            Nine Months Ended
                                              September 30
                                         1998            1997
                                      ----------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                              $   67,792  $   61,788

INVESTING ACTIVITIES
 Proceeds from sales of assets                2,818       2,452
 Capital expenditures                       (63,144)    (48,188)
                                         ----------  ----------
 Net cash used by investing activities      (60,326)    (45,736)

FINANCING ACTIVITIES
 Principal payments on long-term debt       (25,716)    (62,712)
 Proceeds from notes payable and
  long-term borrowings                       17,657      48,400
 Proceeds from issuance of common stock         692       1,724
                                         ----------  ----------
 Net cash used by financing activities       (7,367)    (12,588)
                                         ----------  ----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        $       99  $    3,464
                                         ==========  ==========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                        September 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1997.


NOTE B - LONG-TERM DEBT

As of September 30, 1998, the Company has outstanding borrowings of $59,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of Customer Center facilities. At September 30, 1998, the amount available for borrowing under the line of credit was $101,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $3,976,000 to provide collateral on its self-insurance plan.

As of September 30, 1998, the Company has outstanding borrowings of $127,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $20,000,000 payable in equal annual installments of $5,000,000 through November 2001.


NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of Customer Centers aggregated approximately
$21,123,000 at September 30, 1998.


NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $8,191,000 and $7,895,000 for the three month periods ended September 30, 1998 and 1997, respectively. For the nine month periods ended September 30, 1998 and 1997, net income for purposes of basic earnings per share and earnings per share--assuming dilution was $19,021,000 and $16,339,000, respectively. A reconciliation of average shares outstanding for these periods is presented below:

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                   1998       1997       1998       1997
                                  ---------------------------------------
                                   (In Thousands)         (In Thousands)
Average shares outstanding-basic    31,639    31,414    31,606    31,324
Effect of dilutive stock options        31       397        76       309
                                  --------  --------  --------  --------
Average shares outstanding-
 assuming dilution                  31,670    31,811    31,682    31,633
                                  ========  ========  ========  ========

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

The impact of adoption of Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997 was not material.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for all quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company does not anticipate that the adoption of SFAS 133 will have a material effect on earnings or the financial position of the Company.


NOTE F - RECENT EVENTS

On October 20, 1998, the Company announced that its Board of
Directors has authorized the repurchase of up to $20 million of the Company's common stock. The repurchases will be made through open market trades from time to time based upon market conditions.

On August 26, 1998, the Company announced that its Board of Directors adopted a Shareholders' Rights Plan in which rights to purchase shares of American Freightways Common Stock will be distributed as a dividend, one Right per share, to record owners of American Freightways Common Stock as of the close of business on August 31, 1998. The Plan is designed to require that any potential acquiror seeking to obtain control of American Freightways treats all American Freightways shareholders fairly and equally and to deter the use of coercive takeover tactics.

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                 Three Months Ended  Nine Months Ended
                                    September 30        September 30

                                    1998    1997       1998    1997
                                    ----    ----       ----    ----
Operating revenue                  100.0%  100.0%     100.0%  100.0%

Operating expenses and costs:
   Salaries, wages and benefits     60.6%   60.1%      61.1%   60.3%
   Operating supplies and expenses   8.0%    7.6%       8.3%    8.5%
   Operating taxes and licenses      4.3%    3.8%       4.3%    4.1%
   Insurance                         3.1%    2.8%       3.1%    3.1%
   Communications and utilities      1.7%    1.6%       1.8%    1.6%
   Depreciation and amortization     5.5%    5.6%       5.7%    6.0%
   Rents and purchased
    transportation                   5.9%    7.0%       5.8%    6.2%
   Other                             4.1%    4.2%       4.1%    4.2%
                                    ----    ----       ----    ----
      Total operating expenses
       and costs                    93.2%   92.7%      94.2%   94.0%
                                    ----    ----       ----    ----
Operating income                     6.8%    7.3%       5.8%    6.0%
Interest expense                    (1.5%)  (1.7%)     (1.6%)  (1.9%)
Other income, net                    0.1%    0.0%       0.2%    0.0%
                                    ----    ----       ----    ----
Income before income taxes           5.4%    5.6%       4.4%    4.1%
Income taxes                         2.2%    2.2%       1.8%    1.6%
                                    ----    ----       ----    ----
Net income                           3.2%    3.4%       2.6%    2.5%
                                    ====    ====       ====    ====

RESULTS OF OPERATIONS

Operating Revenue
-----------------
Operating revenue for the nine months ended September 30, 1998 was $731,098,000, up 13.2%, compared to $645,899,000 for the nine months ended September 30, 1997. Operating revenue for the three months ended September 30, 1998 was $254,047,000, up 8.7%, compared to $233,760,000 for the three months ended September 30, 1997. The growth in operating revenue was primarily the result of increased revenue per hundred weight and increased tonnage from new and existing customers.

Tonnage handled by the Company during the nine and three months ended September 30, 1998, increased 10.4% and 6.2%, respectively, over the same time periods of 1997. This increase in tonnage was mainly a result of the following:
- The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during 1995, 1996 and 1997. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia. Effective August 4, 1997, all-points coverage was added to the state of New Mexico.
- The continued increase in intrastate tonnage following the deregulation of intrastate commerce effective January 1, 1995.
- Effective January 1, 1998, the Company increased its all-points coverage to 28 states with the addition of the state of Michigan.

Revenue per hundred weight for the first nine months of 1998 was up 2.5% from levels experienced in the first nine months of 1997. Factors most impacting revenue per hundred weight were:
-    A general rate increase of approximately 5.5% effective
  January 1, 1998. General rate increases initially affect approximately 45% of the Company's revenues. The remaining revenues are derived from contracts and guarantees and are negotiated throughout the year.
- A fuel surcharge, included in revenue, was in effect during the first nine months of 1997, but not in effect for the majority of 1998. The Company initiated a fuel surcharge beginning September 6, 1996 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 0.7% for LTL shipments as of September 30, 1997. The surcharge is designed to suspend at the time this national index moves below $1.15 per gallon. Effective January 7, 1998, the fuel surcharge was suspended and remains suspended as of September 30, 1998.

Even though inventory adjustments in the softening consumer goods sector of the economy appeared to have reduced demand for less-than-truckload services, management expects that growth in operating revenue is sustainable in the near term. Although the Company is constantly evaluating future expansions, a major focus for growth in operating revenue in the near term will be further penetration of existing markets. As a result, any near-term percentage growth in operating revenue will likely be less than that experienced in recent years.

Operating Expenses
------------------
Operating expenses as a percentage of operating revenue increased slightly to 94.2% for the nine months ended September 30, 1998 from 94.0% in the nine months ended September 30, 1997. Operating expenses as a percentage of operating revenue increased to 93.2% in the three months ended September 30, 1998 from 92.7% in the three months ended September 30, 1997. The following categories of expenses declined as a percentage of revenue for the first nine months of 1998 as compared to the same time period during 1997:
- Depreciation and amortization as a percentage of operating revenue improved to 5.7% in the nine months ended September 30, 1998 from 6.0% in the nine months ended September 30, 1997. This improvement was largely due to the increased usage of operating lease financing of revenue equipment.
- Rents and purchased transportation as a percentage of operating revenue declined to 5.8% in the nine months ended September 30, 1998 from 6.2% in the nine months ended September 30, 1997. The improvement was a result of three principal reasons: 1) Short-term transportation equipment rental declined as compared with the third quarter of 1997. The August 1997 strike by the International Brotherhood of Teamsters against United Parcel
  Service created an increase in freight volumes resulting in a temporary need for additional revenue equipment. 2) During the third quarter of 1998 the Company decreased its utilization of owner operators in its pick up and delivery operations, and
  3) the Company's usage of purchased transportation in selected line-haul lanes has declined in relation to overall mileage. These improvements were partially offset by increased usage of operating lease financing. Management expects rents and purchased transportation as a percentage of operating revenue to remain at current levels.

The improvements in operating expenses as a percentage of operating revenue were offset by increases in the following area:
- Salaries, wages and benefits as a percentage of revenue increased to 61.1% in the nine months ended September 30, 1998 from 60.3% in the nine months ended September 30, 1997. This increase was largely the result of increased costs in the areas of workmen's compensation and health care. After benefiting from relatively low claims in these areas during the first nine months of 1997, the level of claims in 1998 returned to a level more typically experienced by the Company. Management expects that during the remainder of 1998, these expenses will remain at current levels. Comparing the first nine months of 1998 to the same period of 1997, salaries and wages as a percentage of operating revenue remained relatively flat despite general wage increases of 3.5% in March 1998 and 1.6% in September 1998. During the remainder of 1998, management anticipates that ongoing educational programs and changes in operations will result in productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules. However, these gains cannot be assured and are subject to a variety of factors, which may or may not be within the control of management.

Other
-----
Interest expense as a percentage of operating revenue decreased to 1.6% in the nine months ended September 30, 1998, compared to 1.9% in the nine months ended September 30, 1997. This improvement is primarily the result of lower interest rates and of reducing total debt to $213,849,000 as of September 30, 1998 from $223,926,000 as of September 30, 1997.

The year to date results for 1998 were favorably impacted by a gain of $822,000 before taxes as a result of the sale of a surplus property.

The effective tax rate of the Company was 40.5% for the nine months ended September 30, 1998, up from 39.2% for the same time period of 1997. This increase was due to increased federal tax rates on higher levels of income, as well as higher state tax rates.

Net income for the nine months ended September 30, 1998, was $19,021,000, up 16.4%, from $16,339,000 for the nine months ended
September 30, 1997.  Net income for the three months ended
September 30, 1998, was $8,191,000, up 3.7%, from $7,895,000 for the three months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the nine months ended September 30, 1998 consisted primarily of $60,326,000 in investing activities. The Company invested $63,144,000 in capital expenditures during the nine months ended September 30, 1998 comprised of $14,602,000 in additional revenue equipment, $28,939,000 in new Customer Center facilities or the expansion of existing facilities and $19,603,000 in other equipment. Management expects capital expenditures for
the full year of 1998 will be approximately $90,000,000.   However,
the amount of capital expenditures required in 1998 will be dependent on the progress of several major Customer Center construction projects. At September 30, 1998, the Company had commitments for land, Customer Centers, revenue and other equipment of approximately $21,123,000. These commitments were mostly for the completion of projects in process at September 30, 1998.

The Company provided for its capital resource requirements in the nine months ended September 30, 1998 predominantly with cash from operations. Cash from operations totaled $67,792,000 in the nine months ended September 30, 1998 compared to $61,788,000 provided by operations in the nine months ended September 30, 1997. Net financing activities required an additional $7,367,000 of cash flow in the nine months ended September 30, 1998. Two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by NationsBank of Texas, N.A. (agent), Chase Bank of Texas, N.A., Wachovia Bank of Georgia, N.A., ABN-AMRO Bank N.V. and The First National Bank of Chicago. At September 30, 1998, $59,000,000 was outstanding on the revolving line of credit, leaving $101,000,000 available for borrowing. The Company also had $15,000,000 available under its short-term, unsecured revolving $15,000,000 line of credit with NationsBank of Texas, N.A. This line of credit is also used to obtain letters of credit required for its self-insurance program. At September 30, 1998, the Company had obtained letters of credit totaling $3,976,000 for this purpose.

- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At September 30, 1998, the Company had $127,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of September 30, 1998, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At September
30, 1998, future rental commitments on operating leases were $108,207,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

Future rental commitments on operating leases are as follows:

                           Land and    Revenue    Other
                  Total    Structures  Equipment  Equipment
                ------------------------------------------
1998            $ 10,329   $  1,525    $  3,030   $  5,774
1999              29,073      4,739      12,119     12,215
2000              25,683      2,836      12,119     10,728
2001              16,883      1,880      11,343      3,660
2002              12,845      1,054      11,589        202
Thereafter        13,394      1,433      11,961        ---
                ------------------------------------------
Total           $108,207   $ 13,467    $ 62,161   $ 32,579
                ------------------------------------------

YEAR 2000 ISSUES

The Company recognizes the Year 2000 problem and has developed a Board of Director sponsored Project Plan that identifies all date related issues relating to the Company's Information Technology
(IT) applications, end user supported applications, IT infrastructure, embedded devices and business partners. The Project Plan provides that all application modifications and infrastructure upgrades will be complete by December 31, 1998. Final testing and production implementation are expected to be completed by June 30, 1999. Additionally, our mission critical systems, written in house, are already Year 2000 compliant. The Company intends to have all purchased software Year 2000 compliant upgrades installed by the December 31, 1998 timeframe. Expenditures related to the Company's Year 2000 initiatives have not been and are not expected to be material to the Company's results of operations or financial position.

The Company has initiated discussions with its significant customers and suppliers to determine the extent to which the Company's interface systems would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has not received written assurances from its significant customers and suppliers that their systems will be timely converted and would not have an adverse effect on the Company's systems. It is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company as a result of the Company's significant customers' and suppliers' failure to remediate their Year 2000 issues.

In addition, parts of the global infrastructure, including national banking systems, electrical power, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the Company's ability at affected locations to serve its customers as effectively as they are now being served. The Company has identified elements of the infrastructure that are critical to its operations and is obtaining information as to their expected Year 2000 readiness.

To date, the Company has not established a contingency plan for possible Year 2000 issues. The Company will establish, where needed, contingency plans based on our actual testing experience. While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failure to resolve Year 2000 Issues on a timely basis could significantly limit its ability to process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant business partners or components of the infrastructure to conduct their respective operations after 1999. Adverse effects could include, but are not limited to, loss of communication links with Customer Centers, loss of electric power, inability to process transactions, or engage in similar normal business activities.

The foregoing statements regarding the Company's state of readiness, costs of conversion, risks and contingency plans for Year 2000 are based on management's current estimates and evaluations using available information. There can be no assurances that management's estimates and evaluations will prove to be accurate, and actual results could differ materially from those currently anticipated. Factors which might cause material changes include, but are not limited to, the availability of Year 2000 personnel, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 complications.

ENVIRONMENTAL

At September 30, 1998, the Company had no outstanding inquiries with any state or federal environmental agency.


RECENT EVENTS

On October 20, 1998, the Company announced that its Board of
Directors has authorized the repurchase of up to $20 million of the Company's common stock. The repurchases will be made through open market trades from time to time based upon market conditions.

On September 10, 1998, the Company announced that effective November 1, 1998, the Company will institute a general rate increase ranging from 5.5% to 5.9%, as well as increase minimum charge floors by $2.00. The increase applies to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives somewhat less than 50% of its revenue from the 5000 tariff.

On August 26, 1998, the Company announced that its Board of Directors adopted a Shareholders' Rights Plan in which Rights to purchase shares of American Freightways Common Stock will be distributed as a dividend, one Right per share, to record owners of American Freightways Common Stock as of the close of business on August 31, 1998. The Plan is designed to require that any potential acquiror seeking to obtain control of American Freightways treats all American Freightways shareholders fairly and equally and to deter the use of coercive takeover tactics.


FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis Section of this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of AF's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: general economic conditions and demand for goods, particularly such competition on pricing, revenues, and margins; the acceptance of service offerings that offer higher margins than traditional service offerings and costs of fuel and equipment.


         Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk

Not applicable.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--September 30, 1998 and December 31, 1997

     Condensed consolidated statements of income-Three months ended September 30, 1998 and 1997; Nine months ended September 30,
     1998 and 1997

     Condensed consolidated statements of cash flows--Nine months ended September 30, 1998 and 1997

     Notes to condensed consolidated financial statements--
     September 30, 1998

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION
---------------------------

Item 5.   Other Information

     Effective June 29, 1998, the Securities and Exchange
Commission amended Rule 14a-4(c) under the Securities and Exchange Act of 1934 (the "1934 Act") which governs the Company's use of discretionary proxy voting authority with respect to stockholder proposals that are not being included in the Company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. New Rule 14a-4(c)(1) provides that if a stockholder wishing to make a proposal fails to notify the Company at least 45 days prior to the month and day of mailing their prior year's proxy statement (or by an earlier or later date established by an overriding advance notice provision contained in the Company's charter or bylaws), then the management proxies named in the form of proxy distributed in connection with the Company's proxy statement would be allowed to use their discretionary voting authority to address the matter submitted by the proponent, without discussion of the matter in the proxy statement. In addition, if a stockholder desires to include a proposal in the Company's proxy statement for the 1999 Annual Meeting, the proposal must be received by the Company on or before January 23, 1999, and must comply with the requirements of Rule 14a-8 of the Securities and Exchange Commission.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) Shareholder Rights Agreement and exhibits dated
               August 26, 1998

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          Current report on 8-K dated August 31, 1998 (Adoption of Shareholder Rights Plan)

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:November 4, 1998         /s/Frank Conner
     -----------------        --------------------------------
                              Frank Conner
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer