Form 10-K405
period 1998-12-31
AMERICAN FREIGHTWAYS CORP
filed 1999-03-11
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period
from____________________to____________________

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

Aggregate market value of voting stock held by nonaffiliates of the registrant at February 18, 1999: $476,391,345.

Number of shares of common stock outstanding at February 18, 1999:
31,759,423.

                DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated by reference into Parts II and IV.

The Proxy Statement for Registrant's April 15, 1999 Annual Meeting is incorporated by reference into Parts III and IV.

                         TABLE OF CONTENTS


ITEM                                                      PAGE
----                                                      ----
                              PART I

1. and 2. Business and Properties                           1
3.     Legal Proceedings                                    3
4.     Submission of Matters to a Vote of Security Holders  3


                              PART II

5.     Market for Registrant's Common Equity
         and Related Stockholder Matters                    4
6.     Selected Financial Data                              5
7.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations      7
7A.    Quantitative and Qualitative Disclosures
         About Market Risk                                  7
8.     Financial Statements and Supplementary Data          7
9.     Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure             7


                             PART III

10.    Directors and Executive Officers of Registrant       8
11.    Executive Compensation                               8
12.    Security Ownership of Certain Beneficial
         Owners and Management                              8
13.    Certain Relationships and Transactions               8


                              Part IV

14.    Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                9

       Signatures                                           13

       List of Financial Statements and
        Financial Statement Schedules                       14

                              PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

     American Freightways Corporation (the "Company") is a scheduled, for-hire carrier of less-than-truckload (LTL) shipments of general commodities, presently serving all points in 28 mid-
Atlantic, midwestern, southeastern, and southwestern states.

     American Freightways also provides service to the ten provinces of Canada through an exclusive alliance with Day & Ross, a Canadian LTL carrier headquartered in Hartland, New Brunswick, Canada; to 92% of the Mexican market through an alliance with Autolineas Mexicanas, S.A. DE C.V. of Monterrey, Mexico; and to Puerto Rico through an exclusive marketing partnership with X-PRESS Freight Forwarders, Inc. headquartered in Carolina, Puerto Rico.

     On April 6, 1998, the Company expanded its coverage to include the state of Alaska through an exclusive marketing partnership with Pacific Alaska Forwarders, Inc., Alaska's largest freight forwarder. Also on April 6, 1998, the Company expanded its coverage to include all of the Hawaiian Islands and Guam through an exclusive marketing partnership with Honolulu Freight Service, Inc., a freight forwarder which has served the Hawaiian Islands for over 50 years.

RECENT EVENTS

  On November 1, 1998, the Company instituted a general rate increase ranging from 5.5% to 5.9%. This rate increase initially affected approximately 50% of the Company's revenues. Rates for other customers are covered by contracts and guarantees and are negotiated throughout the year.

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

     On January 1, 1998, the Company opened all-points service to Michigan. On April 6, 1998, the Company expanded its coverage to include the states of Alaska through an exclusive marketing partnership with Pacific Alaska Forwarders, Inc. Also on April 6, 1998, the Company expanded its coverage to include all of the Hawaiian Islands and Guam through an exclusive marketing partnership with Honolulu Freight Service, Inc. The Company has announced it plans to provide its direct all-points coverage to New Jersey and Pennsylvania on April, 19, 1999.

FLEET

  The Company's policy is to purchase equipment having uniform specifications that are, to the greatest possible extent, compatible with design improvements and resale values. This standardization enables the Company to simplify mechanic and driver training, to control the cost of spare parts and tire inventory, and in general to provide for a more efficient vehicle maintenance program. American Freightways utilizes twin trailers for movement of almost 100% of the freight among its customer centers to gain greater flexibility. The use of twin trailers (which can be operated singly or in tandem) provides more options for the achievement of the Company's service standards. At December 31, 1998, the Company utilized 14,941 van trailers, 12,719 of which were twin trailers, and 5,648 tractors. The average ages of the tractors and trailers were 3.57 and 4.34 years, respectively, at December 31, 1998.

ASSOCIATES

  At December 31, 1998, the Company utilized 13,200 associates.
All drivers of American Freightways are selected in accordance with specific Company guidelines relating primarily to safety records and driving experience. All associates are required to pass drug tests upon employment, randomly and for cause. State and federal regulations require drug testing of drivers and require drivers to comply with commercial driver's licensing requirements. Management believes that the Company is substantially in compliance with these regulations.

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

  See "Year 2000 Issues" included in Management's Discussion and
Analysis of Financial Condition and Results of Operations regarding the effect of Year 2000 issues upon the Company.

FACILITIES

  At the end of 1996, American Freightways changed the name of its terminal facilities to customer centers. This name change reflects AF's commitment to its customers. Associates at the local level are empowered to make decisions that are in the best interest of customers' service issues.

  The Company owns its general office located in Harrison, Arkansas and 104 customer center facilities in 23 states. At December 31, 1998, 119 of the Company's customer centers were leased. The terms of the leases on the facilities range from month-to-month to fifteen years. The availability of suitable facilities determines whether the Company leases or constructs a Company-owned facility.

  One of the principal features distinguishing American Freightways from its competitors is its extensive customer center network, placing customer centers nearer to the customer. During 1998, the Company completed construction of a 60 door facility in Knoxville, TN; a 52 door facility in Mauston, WI; a 40 door facility in Mobile, AL; and an 82 door facility in Tulsa, OK. In addition, the Company added capacity through the purchase of existing facilities or additions to existing customer centers in several strategic locations such as Chicago, IL; Des Moines, IA; Detroit, MI; Laredo, TX; Lincoln, NE; Louisville, KY; Lubbock, TX; Sheboygan, WI; Springfield, MO; and Tupelo, MS. The Company has plans to either expand or construct several additional customer centers in 1999.

  At December 31, 1998, the Company's customer center network consisted of 223 customer centers. Of these customer centers, 219 were managed by Company associates and 4 were operated and managed by independent contractors. Company-operated customer centers involve costs such as operating taxes, salaries and wages and depreciation, whereas costs of independent contractor-operated customer centers generally are variable as a flat percentage of revenue. It is American Freightways' intent to primarily utilize Company-operated customer centers in future expansions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  American Freightways Corporation's common stock is traded under the symbol "AFWY" on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth, for the periods indicated, the range of high and low prices for the Company's common stock as reported by NASDAQ through February 18, 1999. The latest price for the Company's common stock on February 18, 1999, as reported by the NASDAQ was $15.00 per share. At February 18, 1999, there were approximately 3,609 holders of record of the Company's common stock.

                       PERIOD                  HIGH      LOW
        -----------------------------------------------------
        FISCAL YEAR 1997:
        First Quarter                        $14.250  $10.875
        Second Quarter                        16.250   10.500
        Third Quarter                         19.500   14.000
        Fourth Quarter                        20.000    7.875

        FISCAL YEAR 1998:
        First Quarter                        $11.688  $ 9.000
        Second Quarter                        13.125    9.625
        Third Quarter                         11.500    7.188
        Fourth Quarter                        11.688    6.000

        FISCAL YEAR 1999:
        First Quarter (through February      $15.500  $ 9.250
        18, 1999)

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

                                            YEAR ENDED DECEMBER 31,
                                   1994     1995     1996     1997     1998
                                  --------------------------------------------
INCOME STATEMENT DATA:
(In thousands, except per share data)
 Operating revenue                $465,588 $572,100 $729,042 $870,319 $986,286
 Operating expenses and costs:
  Salaries, wages and benefits     247,049  335,167  444,041  528,695  601,813
  Operating supplies and expenses   30,710   38,667   59,640   75,085   79,219
  Operating taxes and licenses      19,251   24,434   31,827   35,339   41,687
  Insurance                         15,360   21,595   27,113   26,327   31,964
  Communications and utilities       9,117   11,040   13,822   14,907   17,361
  Depreciation and amortization     27,888   37,560   46,918   52,596   55,712
  Rents and purchased
   transportation                   45,633   46,405   44,844   55,215   58,093
  Other                             20,880   26,469   33,728   36,899   40,227
                                  --------------------------------------------
   Total operating expenses        415,888  541,337  701,933  825,063  926,076
                                  --------------------------------------------
 Operating income                   49,700   30,763   27,109   45,256   60,210
 Interest expense                   (6,832) (10,198) (14,708) (16,256) (15,530)
 Other income, net                     442      415      303      330      424
 Gain (loss) on disposal
  of assets                            292      329       90      (52)   1,203
                                  --------------------------------------------
 Income before income taxes and
   extraordinary charge             43,602   21,309   12,794   29,278   46,307
 Income taxes                       16,571    8,226    4,938   11,477   18,806
                                  --------------------------------------------
 Income before extraordinary
  charge                            27,031   13,083    7,856   17,801   27,501
 Extraordinary charge for
  early retirement of debt,
  net of tax benefit of $205          (335)       -        -        -        -
                                  --------------------------------------------
 Net income                       $ 26,696 $ 13,083 $  7,856 $ 17,801 $ 27,501
                                  ============================================
 Per share:
  Income before
   extraordinary charge:
   Basic                          $   0.92 $   0.43 $   0.25 $   0.57 $   0.87
   Diluted                        $   0.89 $   0.42 $   0.25 $   0.56 $   0.87
  Extraordinary charge
   (basic and diluted)            $  (0.01)$      - $      - $      - $      -
                                  --------------------------------------------
  Net income:
   Basic                          $   0.91 $   0.43 $   0.25 $   0.57 $   0.87
   Diluted                        $   0.88 $   0.42 $   0.25 $   0.56 $   0.87

                                  ============================================
 Average shares outstanding:
   Basic                            29,485   30,750   31,070   31,372   31,624
   Diluted                          30,357   31,334   31,266   31,672   31,689

  The per share amounts prior to 1997 have been restated as required by Statement of Financial Accounting Standards No. 128,
Earnings Per Share. Also, certain amounts prior to 1998 have been reclassified to conform with the 1998 presentation. See Note 1 to Consolidated Financial Statements.

                                          DECEMBER 31,
                              1994      1995      1996      1997      1998
                            ------------------------------------------------
BALANCE SHEET DATA:
(Dollars in thousands)
 Current assets             $ 54,247  $ 77,213  $ 91,954  $105,315  $135,047
 Current liabilities          44,378    52,514    66,166    78,521   107,254
 Total assets                355,348   477,762   549,875   575,573   642,061
 Long-term debt (including
  current portion)           111,181   197,631   238,239   221,908   225,794
 Shareholders' equity        177,180   195,434   206,298   227,416   256,014
 Working capital            $  9,869  $ 24,699  $ 25,788  $ 26,794  $ 27,793
 Debt to equity ratio           0.63      1.01      1.15      0.98      0.88
 Return on average
  shareholders' equity          18.6%      7.0%      3.9%      8.2%     11.4%

                                         YEAR ENDED DECEMBER 31,
                               1994      1995      1996      1997      1998
                            -------------------------------------------------
KEY OPERATING STATISTICS:
 Operating ratio                89.3%     94.6%     96.3%     94.8%     93.9%
 Total tractors                3,344      4,521    4,985     5,143     5,648
 Customer centers                144        186      203       210       223
 Number of associates          6,506      8,867    9,947    12,201    13,200
 Gross tonnage hauled (000's)  2,759      3,380    4,149     4,635     5,062
 Shipments (000's)             4,267      5,486    7,016     8,044     8,729
 Average length of haul          567        588      595       587       596
 Line haul load factor (tons)  10.96      10.91    10.40      9.94     10.55
 Revenue per hundred weight  $  8.46    $  8.48  $  8.80   $  9.40   $  9.74

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

  This Item is incorporated by this reference to Registrant's
Annual Report to Shareholders for the year ended December 31, 1998, pages 26 through 29.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk on page 29 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The report of independent auditors and consolidated financial statements included on pages 30 through 39 of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

  Quarterly Results of Operations on page 38 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of American Freightways as of February 18, 1999, are as follows:

     NAME                   AGE                 POSITION
     ----                   ---                 --------
F. S. (Sheridan) Garrison   64        Chairman of the Board of Directors and
                                       Chief Executive Officer
Tom Garrison                38        President, Chief Operating Officer and
                                       Director
Will Garrison               35        Corporate Vice President,
                                       Secretary/Treasurer and Director
Frank Conner                49        Executive Vice President-Accounting &
                                       Finance, Chief Financial Officer and
                                       Director
Ben A. Garrison             67        Director
John Paul Hammerschmidt     76        Director
T. J. Jones                 62        Director
Ken Reeves                  51        Director
Doyle Z. Williams           59        Director
Dennis Beal                 50        Executive Vice President-Physical Assets
John Berry                  45        Vice President-Risk Management
Terry Higginbotham          52        Executive Vice President-Marketing
Pat Reed                    40        Executive Vice President-Operations
Terry Stambaugh             45        Executive Vice President-Human Resources

  The remainder of this Item 10, Directors and Executive Officers of the Registrant, is incorporated by this reference to Registrant's Notice and Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on Thursday, April 15, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on Thursday, April
15, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on Thursday, April
15, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

  This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on Thursday, April
15, 1999.

                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10(a) Amended and Restated 1993 Stock Option Plan for Key
      Employees as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended
      December 31, 1995.

10(b) Amendment to Amended and Restated 1993 Stock Option Plan for Key Employees dated January 20, 1999.

10(c) Amended and Restated Elected Non-Employee Director Stock
      Option Plan, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

10(d) Amendment to Amended and Restated Elected Non-Employee
      Director Stock Option Plan dated January 20, 1999.

10(e) Amended and Restated Appointed Non-Employee Director
      Stock Option Plan, incorporated by reference to Registrant's
      Form 10-Q for the quarterly period ended June 30, 1998.

10(f) Amendment to Amended and Restated Appointed Non-Employee
      Director Stock Option Plan dated January 20, 1999.

10(g) Amended and Restated Stock Purchase Plan for Certain
      Employees of Registrant and subsidiaries as amended January 9, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 31, 1997.

10(h) Amended and Restated American Freightways Corporation
      Excess Benefit Plan as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(i) $50,000,000 Master Shelf Agreement ($10,000,000 Note
      attached) with The Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended
      September 30, 1993.

10(j) $10,000,000 Note dated February 2, 1994, issued under the
      $50,000,000 Master Shelf Agreement with The Prudential
      Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

10(k) $10,000,000 Note dated April 13, 1994, issued under the
      $50,000,000 Master Shelf Agreement with The Prudential
      Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1994.

10(l) $15,000,000 Note dated January 30, 1995, issued under the
      $90,000,000 Master Shelf Agreement with the Prudential
      Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1995.

10(m) $20,000,000 Note dated June 15, 1995, issued under the
      $90,000,000 Master Shelf Agreement with the Prudential
      Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(n) $25,000,000 Note dated May 1, 1996, issued under the
      $90,000,000 Master Shelf Agreement with the Prudential
      Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(o) $50,000,000 Note dated April 18, 1997, issued under the
      $140,000,000 Master Shelf Agreement with The Prudential
      Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(p) Letter Amendment No. 1 to Master Shelf Agreement with The
      Prudential Insurance Company of America dated October 19,
      1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

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

10(s) Letter Amendment No. 4 to Master Shelf Agreement with The
      Prudential Insurance Company of America dated April 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(t) Note Agreement among Prudential Capital Corporation, the
      Registrant and certain subsidiaries dated December 5, 1991, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(u) Letter Amendment No. 1 to Note Agreement with The
      Prudential Insurance Company of America dated January 15,
      1992, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1992.

10(v) Letter Amendment No. 3 to Note Agreement with The
      Prudential Insurance Company of America dated October 19,
      1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(w) Letter Amendment No. 4 to Note Agreement with The
      Prudential Insurance Company of America dated March 29, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(x) Letter Amendment No. 5 to Note Agreement with The
      Prudential Insurance Company of America dated April 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(y) Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated October 20, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(z) First Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its Subsidiary dated May 31, 1995, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June
      30, 1995.

10(aa)Second Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 26, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(bb)Third Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its subsidiary dated May 31, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)Fourth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 31,1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(dd)Fifth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated May 15, 1998, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

10(ee)Sixth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated October 16, 1998.

10(ff)Lease Agreement among VT Finance, Inc., the Registrant and its Subsidiary dated January 5, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended
      December 31, 1995.

10(gg)Master Lease Agreement with Volvo Truck Finance North
      America, Inc. dated August 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended
      September 31, 1997.

10(hh)Master Lease Agreement with BancBoston Leasing dated March
      23, 1998, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1998.

10(ii)Master Lease Agreement with Wachovia Capital Investments,
      Inc., dated December 29, 1998.

10(jj)Shareholder Rights Agreement and exhibits dated August 26,
      1998, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1998.

13    Annual Report to Stockholders for the fiscal year ended
      December 31, 1998

21    Subsidiaries of Registrant

23    Consent of Ernst & Young LLP, Independent Auditors

27    Financial Data Schedule

                            Signatures

  Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 18th day of February, 1999.
                         American Freightways Corporation

                         By: /s/Frank Conner
                             ----------------------------------
                             Frank Conner
                             Chief Financial Officer; Director
                             (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/F. S. Garrison                                      February 18, 1999
------------------------------                         -----------------
F. S. Garrison                                         Date
Chairman of the Board of Directors
 and Chief Executive Officer
 (Principal Executive Officer)

/s/Frank Conner                                        February 18, 1999
------------------------------                         -----------------
Frank Conner                                           Date
Chief Financial Officer and Director
(Principal Accounting Officer)

/s/Tom Garrison                                        February 18, 1999
------------------------------                         -----------------
Tom Garrison                                           Date
Director

/s/Will Garrison                                       February 18, 1999
------------------------------                         -----------------
Will Garrison                                          Date
Director

/s/Ben A. Garrison                                     February 18, 1999
------------------------------                         -----------------
Ben A. Garrison                                        Date
Director

/s/John Paul Hammerschmidt                             February 18, 1999
------------------------------                         -----------------
John Paul Hammerschmidt                                Date
Director

/s/T. J. Jones                                         February 18, 1999
------------------------------                         -----------------
T. J. Jones                                            Date
Director

/s/Ken Reeves                                          February 18, 1999
------------------------------                         -----------------
Ken Reeves                                             Date
Director

/s/Doyle Z. Williams                                   February 18, 1999
------------------------------                         -----------------
Doyle Z. Williams                                      Date
Director

ANNUAL REPORT ON FORM 10-K--ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
                 LIST OF FINANCIAL STATEMENTS AND
                   FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of American
Freightways Corporation and subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended
December 31, 1998 are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 1998 and 1997.

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows for the years ended December
31, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements--December 31, 1998.


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

                            SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS
                 AMERICAN FREIGHTWAYS CORPORATION

                     Column A    Column B    Column C       Column D   Column E
                     -----------------------------------------------------------
                                         Additions
                                 ------------------------
                     Balance at  Charged to  Charged to                Balance
                     Beginning   Costs and   Other Account  Deductions at End
 Description         of Period   Expenses    -Describe      -Describe  of Period
--------------------------------------------------------------------------------
Year ended December 31, 1996:
 Allowance for
  Doubtful Accounts  $  844,531 $1,720,873 $ 225,618(1) $1,413,063(2) $1,377,959
                     ===========================================================
Year ended December 31, 1997:
 Allowance for
  Doubtful Accounts  $1,377,959 $1,633,070 $ 371,577(1) $1,608,564(2) $1,774,042
                     ===========================================================
Year ended December 31, 1998:
 Allowance for
  Doubtful Accounts  $1,774,042 $2,142,032 $ 475,071(1) $2,454,548(2) $1,936,597
                     ===========================================================

(1) - Recoveries of amounts previously written off.

(2) - Uncollectible accounts written off.