Form 10-Q
period 1999-03-31
AMERICAN FREIGHTWAYS CORP
filed 1999-05-07
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

Number of shares of common stock outstanding at March 31, 1999:
31,786,691.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                        MARCH 31,   December 31,
                                          1999          1998
                                        ------------------------
                                          (UNAUDITED) (Note)
ASSETS
Current assets
 Cash and cash equivalents              $  8,897      $  3,274
 Trade receivables, less allowance
  for doubtful accounts (1999-$2,078;
   1998-$1,937)                          106,518        94,464
 Operating supplies and inventories        4,390         4,139
 Prepaid expenses                         11,112        11,318
 Deferred income taxes                    22,712        19,089
 Income taxes receivable                       -         2,763
                                        --------      --------
  Total current assets                   153,629       135,047

Property and equipment                   796,483       777,705
 Accumulated depreciation and
  amortization                          (285,412)     (272,960)
                                        --------      --------
                                         511,071       504,745
Other assets                               2,334         2,269
                                        --------      --------
                                        $667,034      $642,061
                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $ 21,501      $ 16,766
 Accrued expenses                         88,076        70,809
 Federal and state income taxes            4,107             -
 Current portion of long-term debt        11,768        19,679
                                        --------      --------
  Total current liabilities              125,452       107,254

Long-term debt, less current
 portion (Note B)                        206,600       206,115

Deferred income taxes                     71,335        72,678

Shareholders' equity
 Common stock, par value $.01 per
  share--authorized 250,000 shares;
  issued and outstanding 31,787 in
  1999 and 31,695 in 1998                    318           317
 Additional paid-in capital              106,910       106,053
 Retained earnings                       156,544       149,769
 Treasury stock, at cost, 15 shares
  in 1999 and 1998                          (125)         (125)
                                        --------      --------
                                         263,647       256,014
                                        --------      --------
                                        $667,034      $642,061
                                        ========      ========

Note: The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                              Three Months Ended
                                                   March 31,
                                                1999      1998
                                              ------------------
OPERATING REVENUE                             $265,404  $230,649

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits                  162,445   143,430
 Operating supplies and expenses                20,243    20,017
 Operating taxes and licenses                   10,811     9,995
 Insurance                                       9,299     7,142
 Communications and utilities                    4,376     3,955
 Depreciation and amortization                  15,510    13,808
 Rents and purchased transportation             17,145    13,019
 Other                                          10,748     9,978
                                              ------------------
                                               250,577   221,344
                                              ------------------
OPERATING INCOME                                14,827     9,305

OTHER INCOME (EXPENSE)
 Interest expense                               (3,686)   (4,086)
 Interest income                                    82        63
 Gain on disposal of assets                        151        21
 Other, net                                         12        28
                                              ------------------
                                                (3,441)   (3,974)

INCOME BEFORE INCOME TAXES                      11,386     5,331
                                              ------------------
FEDERAL AND STATE INCOME TAXES
 Current                                         9,577     1,227
 Deferred (credit)                              (4,966)      932
                                              ------------------
                                                 4,611     2,159
                                              ------------------
NET INCOME                                    $  6,775  $  3,172
                                              ==================
PER SHARE (NOTE D)
 Net income-basic                             $   0.21  $   0.10
 Net income-assuming dilution                 $   0.21  $   0.10
                                              ==================
AVERAGE SHARES OUTSTANDING (NOTE D)
 Basic                                          31,738    31,568
 Assuming dilution                              32,229    31,625
                                              ==================

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (000's omitted)


                                               Three Months Ended
                                                   March 31,
                                                1999       1998
                                              ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $  34,162  $  17,319

INVESTING ACTIVITIES
 Proceeds from sales of assets                    1,629         26
 Capital expenditures                           (23,397)   (21,389)
                                              ---------  ---------
 Net cash used by investing activities          (21,768)   (21,363)

FINANCING ACTIVITIES
 Principal payments on long-term debt           (23,426)    (5,606)
 Proceeds from notes payable and
  long-term borrowings                           16,000     11,707
 Proceeds from issuance of common stock             655          -
                                              ---------  ---------
 Net cash (used) provided by
  financing activities                           (6,771)     6,101
                                              ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS     $   5,623  $   2,057
                                              =========  =========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1998.

NOTE B - LONG-TERM DEBT

As of March 31, 1999, the Company has outstanding borrowings of $71,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. At March 31, 1999, the amount available for borrowing under the line of credit was $89,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $4,095,000 to provide collateral on its self-insurance plan.

As of March 31, 1999, the Company has outstanding borrowings of $125,250,000 under an uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $15,000,000 payable in equal annual installments of $5,000,000 through November 2001.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the  purchase
or   construction  of  customer  centers  aggregated  approximately
$44,757,000 at March 31, 1999.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $6,775,000 and $3,172,000 for the three months ended March 31, 1999 and 1998, respectively. A reconciliation of average shares outstanding for both periods is presented below:

                                        Three Months Ended March 31,
                                              1999          1998
                                          -------------------------
                                                (In Thousands)
Average shares outstanding-basic             31,738         31,568
Effect of dilutive stock options                491             57
                                          ----------     ----------
Average shares outstanding-
 assuming dilution                           32,229         31,625
                                          ==========     ==========

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

The impact of adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was required for the first quarter of 1999 was not material.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for all quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on earnings or the financial position of the Company.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                               Three Months Ended
                                                    March 31
                                                 1999      1998
                                               ------------------
Operating revenue                               100.0%    100.0%

Operating expenses and costs
 Salaries, wages and benefits                    61.2%     62.2%
 Operating supplies and expenses                  7.6%      8.7%
 Operating taxes and licenses                     4.1%      4.3%
 Insurance                                        3.5%      3.1%
 Communications and utilities                     1.6%      1.7%
 Depreciation and amortization                    5.8%      6.0%
 Rents and purchased transportation               6.5%      5.7%
 Other                                            4.1%      4.3%
                                                ------------------
  Total operating expenses and costs             94.4%     96.0%
                                                ------------------
Operating income                                  5.6%      4.0%
Interest expense                                  1.4%      1.8%
Other income, net                                 0.1%      0.1%
                                                ------------------
Income before income taxes                        4.3%      2.3%

Income taxes                                      1.7%      0.9%
                                                ------------------
Net income                                        2.6%      1.4%
                                                ==================

RESULTS OF OPERATIONS

Operating Revenue
-----------------
Operating revenue for the three months ended March 31, 1999 was $265,404,000, up 15.1%, compared to $230,649,000 for the three months ended March 31, 1998. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the three months ended March 31, 1999 increased 9.4% over levels handled during the three months ended March 31, 1998. This increase in tonnage was mainly a result of the following:
- During 1997, 1998 and the first quarter of 1999, the Company's geographic expansion slowed, with an emphasis instead placed on improving the shipment density within the existing service
  territory.   The Company revamped its freight flow  and  handling
  systems in order to reduce transit times. During the fourth quarter of 1996, the Company introduced its improved regional service with dramatically reduced transit times. During January 1999, the Company introduced its new interregional service product, which resulted in reduced transit times for most previously 3 or 4 day service points. The focus on improved service standards has allowed the Company to successfully add market penetration within its service territory resulting in additional tonnage.
- Freight volumes handled with marketing partners in Alaska, Canada, Guam, Hawaii, Mexico and Puerto Rico continued to increase at a rapid pace. The initial marketing partnership commenced in 1996 with service to Canada and Mexico. Puerto Rico was added in 1997, with service to Alaska, Guam, and Hawaii added in 1998.

Revenue per hundred weight for the three months ended March 31, 1999 was up 5.1% from levels experienced in the three months ended
March  31,  1998.   The  factors which most  impacted  revenue  per
hundred weight were:
- A general rate increase of approximately 5.5% to 5.9% effective November 1, 1998. The increase applied to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 tariff. The remaining revenue is derived from contracts and guarantees, which are negotiated throughout the year.
- During the first quarter of 1999, 13.2% of the total tonnage was derived from truckload shipments, an increase from 11.3% during the first quarter of 1998. Rates on truckload tonnage are generally lower than less than truckload rates.

Management expects that growth in operating revenue is sustainable in the near term. The major sources of growth in operating revenue in the near term should be the further penetration of existing markets as well as the expansion into New Jersey and Pennsylvania. On April 19, 1999, the Company increased its direct, all-points coverage to 30 states with the addition of Pennsylvania and New Jersey. The Company's success in realizing future growth will be partially dependent upon the continued strength of the U.S. economy and the LTL pricing environment.

Operating Expenses
------------------
Operating expenses as a percentage of operating revenue improved to 94.4% in the three months ended March 31, 1999 from 96.0% in the
three  months ended March 31, 1998.   This overall improvement  was
primarily attributable to:
- Salaries, wages and benefits as a percentage of operating revenue improved to 61.2% in the three months ended March 31, 1999
  from  62.2%  in  the  three months ended March  31,  1998.   This
  improvement resulted from ongoing educational programs and changes in operations which have led to productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules. This improvement was partially offset by increased costs in the areas of workmen's compensation and health care.
- Operating supplies and expenses as a percentage of operating revenue improved to 7.6% in the three months ended March 31, 1999
  from  8.7%  in  the  three months ended  March  31,  1998.   This
  improvement was due to reduced fuel costs resulting from lower fuel prices and the increased use of purchased transportation. During March 1999, diesel fuel prices increased approximately $0.11 per gallon. This increase will result in higher fuel costs in future periods if prices remain at these higher levels or increase further. The costs of maintaining equipment and facilities were relatively constant.
These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Insurance as a percentage of operating revenue increased to 3.5% in the three months ended March 31, 1999 from 3.1% in the three months ended March 31, 1998. The increase was primarily a result of the Company's increased costs of accidents, particularly in the area of liability insurance.
- Rents and purchased transportation as a percentage of operating revenue increased to 6.5% in the three months ended March 31, 1999 from 5.7% in the three months ended March 31, 1998. This increase was primarily a result of the utilization of purchased transportation in selected line haul lanes in order to improve asset utilization and decrease overall costs of operations, and the increased usage of operating lease financing. These increases were partially offset by decreased utilization of owner operators in pick up and delivery operations beginning in the third quarter of 1998.
Other
-----
Interest expense as a percentage of operating revenue decreased to 1.4% in the three months ended March 31, 1999, compared to 1.8% in
the  three  months  ended  March 31,  1998.   This  improvement  is
primarily the result of lower interest rates and of reducing total debt to $218,368,000 as of March 31, 1999 from $228,009,000 as of
March 31, 1998.

The effective tax rate of the Company was 40.5% for the three months ended March 31, 1999 and 1998. Net income for the three months ended March 31, 1999 was $6,775,000, up 113.6%, from $3,172,000 for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the three months ended March 31, 1999 consisted of $21,768,000 in investing activities. The Company invested $23,397,000 in capital expenditures during the three months ended March 31, 1999 comprised of $5,209,000 in additional revenue equipment, $13,035,000 in new customer center facilities or the expansion of existing facilities and $5,153,000 in other equipment. Management expects capital expenditures for the full year of 1999 will be approximately $100,000,000, consisting primarily of anticipated investments in new and existing customer center facilities. However, the actual amount of capital expenditures required in 1999 will be dependent on: 1) the growth rate of the Company, 2) site selection and construction progress on numerous customer center projects and 3) economic benefits of operating lease financing versus ownership. At March 31, 1999, the Company had commitments for land, customer centers, revenue and other equipment of approximately $44,757,000.

The  Company provided for its capital resource requirements in  the
three months ended March 31, 1999 with cash from operations.   Cash
from operations totaled $34,162,000 during the three months ended March 31, 1999 compared to $17,319,000 provided by operations
during  the  three  months  ended March 31,  1998.   Net  financing
activities required an additional $6,771,000 of cash flow in the three months ended March 31, 1999. Two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by Bank of America (agent), Chase Bank of Texas, N.A., Wachovia Bank, N.A., ABN-AMRO Bank N.V. and Bank One. At March 31, 1999, $71,000,000 was outstanding on the revolving line of credit, leaving $89,000,000 available for borrowing. The Company also had $10,905,000 available under its short-term, unsecured revolving $15,000,000 line of credit with Bank of
  America.   This line of credit is also used to obtain letters  of
  credit required for its self-insurance program. At March 31, 1999, the Company had obtained letters of credit totaling $4,095,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At March 31, 1999, the Company had $125,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of March 31, 1999, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The  Company  uses  off-balance sheet  financing  in  the  form  of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At March 31, 1999, future rental commitments on operating leases were $119,952,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

Future rental commitments on operating leases are as follows:

                         Land and    Revenue    Other
(In thousands)   Total   Structures  Equipment  Equipment
---------------------------------------------------------
1999           $ 26,780  $ 5,185     $11,505    $10,090
2000             31,171    4,735      15,340     11,096
2001             21,507    3,043      14,564      3,900
2002             18,362    2,233      14,810      1,319
2003             12,212    1,605      10,607          -
Thereafter        9,920    3,952       5,968          -
---------------------------------------------------------
Total          $119,952  $20,753     $72,794    $26,405
---------------------------------------------------------

YEAR 2000 ISSUES

The Company recognizes the Year 2000 problem and has developed a Board of Director sponsored Project Plan that identifies all date related issues relating to the Company's Information Technology
(IT) applications, end user supported applications, IT infrastructure, embedded devices and business partners. At March 31, 1999, all application modifications and infrastructure upgrades were completed with the exception of modifications required of certain document scanning systems. Completion of the plan for this application is expected by September 30, 1999. Final testing and production implementation of all other applications is expected to be completed by June 30, 1999. The Company's mission critical systems, written in-house, are already Year 2000 ready. At March 31, 1999, Year 2000 ready upgrades were installed for all purchased software. The costs incurred specifically to address Year 2000 readiness have not been and are not expected to become material to the Company because many of the systems 1) did not require significant modifications to make them Year 2000 ready, 2) were replaced for other business reasons or 3) were already Year 2000 ready.

The   Company   has  initiated  discussions  with  its  significant
customers and suppliers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has not received but will make all reasonable efforts to receive written assurances from its significant customers and suppliers that they will be Year 2000 ready, that their systems will be timely converted and that they will not have a material adverse affect on the Company. It is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company as a result of the Company's significant customers' and suppliers' failure to remediate their Year 2000 issues.

To date, the Company has not established a contingency plan for possible Year 2000 issues. The Company will establish, where needed, contingency plans based on our actual testing experience and responses from significant customers and suppliers. While the Company believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations, it recognizes that failure to resolve Year 2000 issues on a timely basis could significantly limit its ability to process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant business partners or components of the infrastructure to conduct their respective operations after 1999. Adverse effects could include, but are not limited to, loss of communication links with customer centers, inability to process transactions, or engage in similar normal business activities.

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

MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company does not use financial instruments for trading purposes and is not a party to any derivatives. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal cash flows, related weighted-average interest rates by expected maturity dates and fair values.

                     INTEREST RATE SENSITIVITY
               PRINCIPAL AMOUNT BY EXPECTED MATURITY
                       AVERAGE INTEREST RATE
(DOLLARS IN THOUSANDS)                                 THERE-         FAIR VALUE
               1999    2000    2001    2002    2003    AFTER   TOTAL    3/31/99
--------------------------------------------------------------------------------
Liabilities
Long-term Debt, Including Current Portion
 Fixed Rate    $11,253 $12,974 $14,700 $12,666 $12,625 $83,150 $147,368 $154,763
 Avg. Interest
  Rate           7.89%   7.91%   7.92%   7.90%   7.93%   8.09%
 Variable Rate $     - $     - $     - $     - $71,000 $     - $ 71,000 $71,000
 Avg. Interest
  Rate           5.08%   5.30%   5.45%   5.51%   5.54%

ENVIRONMENTAL

At March 31, 1999, the Company had no outstanding inquiries with any state or federal environmental agency.

RECENT EVENTS

On April 19, 1999, the Company increased its direct, all-points coverage to 30 states with the addition of New Jersey and Pennsylvania.

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


         Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk

Market Risk under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--March 31, 1999 and December 31, 1998

     Condensed consolidated statements of income--Three months ended March 31, 1999 and 1998

     Condensed consolidated statements of cash flows--Three months ended March 31, 1999 and 1998

     Notes to condensed consolidated financial statements--March
31, 1999

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk


PART II.  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders

a)   The Annual Meeting of Shareholders was held April 15, 1999.

c) Listed below are the proposals voted on and number of votes cast at the 1999 Annual Shareholders' Meeting:

     1.   TO ELECT THREE (3) DIRECTORS TO THE CLASS WHOSE TERM WILL
          EXPIRE IN 2002.

                           Will         John Paul        William P.
                           Garrison     Hammerschmidt    Stiritz
          Voted For        26,239,857   26,238,486       26,240,073
          Voted Withheld    1,196,934    1,198,305        1,196,718
          Not Voted         4,322,632    4,322,632        4,322,632

     2.   TO ADOPT THE COMPANY'S 1999 CHAIRMAN STOCK OPTION PLAN.

          Voted For           21,666,400
          Voted Against        2,794,340
          Abstain Votes           82,483
          Delivered Not Voted  2,893,568
          Not Voted            4,322,632

     3.   TO ADOPT THE COMPANY'S 1999 EMPLOYEE STOCK PURCHASE PLAN.

          Voted For           23,815,430
          Voted Against          680,905
          Abstain Votes           46,888
          Delivered Not Voted  2,893,568
          Not Voted            4,322,632

     4.   TO APPROVE AN AMENDMENT TO THE COMPANY'S AMENDED AND
          RESTATED 1993 STOCK OPTION PLAN WHICH WOULD INCREASE THE NUMBER OF SHARES OF COMMON STOCK AUTHORIZED FOR ISSUANCE THEREUNDER BY 2,000,000 SHARES.

          Voted For           21,845,532
          Voted Against        2,616,531
          Abstain Votes           81,160
          Delivered Not Voted  2,893,568
          Not Voted            4,322,632

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) 1999 Chairman Stock Option Plan

               1999 Employee Stock Purchase Plan

               Amended and Restated 1993 Stock Option Plan

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended March 31, 1999.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:  May 7, 1999            /s/Frank Conner
       -----------            --------------------------------
                              Frank Conner
                              Executive Vice President-Accounting &
                              Finance and Chief Financial Officer