Form 10-Q
period 1999-06-30
AMERICAN FREIGHTWAYS CORP
filed 1999-08-05
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

Number of shares of common stock outstanding at June 30, 1999:
31,930,933.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                        JUNE 30,    December 31,
                                          1999         1998
                                        ---------    ---------
                                       (UNAUDITED)    (Note)
ASSETS
Current assets
 Cash and cash equivalents              $   6,251    $   3,274
 Trade receivables, less allowance
  for doubtful accounts
  (1999-$2,385; 1998-$1,937)              120,112       94,464
 Operating supplies and inventories         4,796        4,139
 Prepaid expenses                           8,970       11,318
 Deferred income taxes                     26,191       19,089
 Income taxes receivable                    3,238        2,763
                                        ---------    ---------
  Total current assets                    169,558      135,047

Property and equipment                    818,756      777,705
 Accumulated depreciation and
  amortization                           (295,049)    (272,960)
                                        ---------    ---------
                                          523,707      504,745
Other assets                                2,129        2,269
                                        ---------    ---------
                                        $ 695,394    $ 642,061
                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  14,428    $  16,766
 Accrued expenses                          98,362       70,809
 Current portion of long-term debt         11,772       19,679
                                        ---------    ---------
  Total current liabilities               124,562      107,254

Long-term debt, less current portion
(Note B)                                  222,060      206,115

Deferred income taxes                      70,419       72,678

Shareholders' equity
 Common stock, par value $.01 per
  share--authorized 250,000 shares;
  issued and outstanding 31,931
  in 1999 and 31,695 in 1998                  319          317
 Additional paid-in capital               108,493      106,053
 Retained earnings                        169,666      149,769
 Treasury stock, at cost, 15 shares in
  1999 and 1998                              (125)        (125)
                                        ---------    ---------
                                          278,353      256,014
                                        ---------    ---------
                                        $ 695,394    $ 642,061
                                        =========    =========

Note: The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                    1999       1998       1999       1998
                                 --------------------  --------------------
OPERATING REVENUE                $ 291,173  $ 246,402  $ 556,577  $ 477,051

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits      175,497    149,547    337,941    292,977
 Operating supplies and expenses    22,027     20,163     42,271     40,180
 Operating taxes and licenses       11,115     10,446     21,926     20,441
 Insurance                           9,351      7,376     18,650     14,517
 Communications and utilities        4,863      4,756      9,239      8,711
 Depreciation and amortization      14,301     13,772     29,811     27,581
 Rents and purchased
  transportation                    17,120     14,416     34,265     27,435
 Other                              12,126     10,039     22,875     20,017
                                 ---------  ---------  ---------  ---------
                                   266,400    230,515    516,978    451,859
                                 ---------  ---------  ---------  ---------
OPERATING INCOME                    24,773     15,887     39,599     25,192

OTHER INCOME (EXPENSE)
 Interest expense                   (3,802)    (3,925)    (7,488)    (8,013)
 Interest income                       101         65        184        129
 Gain on disposal of assets            969        820      1,120        841
 Other, net                             13         24         25         52
                                 ---------  ---------  ---------  ---------
                                    (2,719)    (3,016)    (6,159     (6,991)

INCOME BEFORE INCOME TAXES          22,054     12,871     33,440     18,201
                                 ---------  ---------  ---------  ---------
FEDERAL AND STATE INCOME TAXES
 Current                            13,328      4,156     22,905      5,383
 Deferred (credit)                  (4,396)     1,057     (9,362)     1,988
                                 ---------  ---------  ---------  ---------
                                     8,932      5,213     13,543      7,371
                                 ---------  ---------  ---------  ---------
NET INCOME                       $  13,122  $   7,658  $  19,897  $  10,830
                                 =========  =========  =========  =========
PER SHARE (NOTE D)
 Net income-basic                $    0.41  $    0.24  $    0.63  $    0.34
 Net income-assuming dilution    $    0.40  $    0.24  $    0.61  $    0.34
                                 =========  =========  =========  =========
AVERAGE SHARES OUTSTANDING (NOTE D)
 Basic                              31,860     31,612     31,799     31,590
 Assuming dilution                  32,643     31,752     32,436     31,688
                                 =========  =========  =========  =========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (000's omitted)

                                               Six Months Ended
                                                   June 30,
                                               1999         1998
                                             --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 40,664     $ 39,892

INVESTING ACTIVITIES
 Proceeds from sales of assets                  1,630        1,963
 Capital expenditures                         (49,418)     (38,223)
                                             --------     --------
 Net cash used by investing activities        (47,788)     (36,260)

FINANCING ACTIVITIES
 Principal payments on long-term debt         (27,962)     (15,665)
 Proceeds from notes payable and
  long-term borrowings                         36,000       15,208
 Proceeds from issuance of common stock         2,063          668
                                             --------     --------
 Net cash provided by financing activities     10,101          211
                                             --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS    $  2,977     $  3,843
                                             ========     ========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


                           June 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1998.

NOTE B - LONG-TERM DEBT

As of June 30, 1999, the Company has outstanding borrowings of $89,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. At June 30, 1999, the amount available for borrowing under the line of credit was $71,000,000. In addition to this credit facility, the Company has obtained letters of credit totaling $4,095,000 to provide collateral on its self-insurance plan.

As of June 30, 1999, the Company has outstanding borrowings of $123,250,000 under an unsecured and uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $15,000,000 payable in equal annual installments of $5,000,000 through November 2001.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of customer centers aggregated approximately
$68,951,000 at June 30, 1999.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $13,122,000 and $7,658,000 for the three month periods ended June 30, 1999 and 1998, respectively.
For the six month periods ended June 30, 1999 and 1998, net income for purposes of basic earnings per share and earnings per share-- assuming dilution was $19,897,000 and $10,830,000, respectively. A reconciliation of average shares outstanding for these periods is presented below:

                                  Three Months Ended   Six Months Ended
                                        June 30,           June 30,
                                     1999     1998      1999     1998
                                    ---------------    ---------------
                                    (In Thousands)     (In Thousands)
Average shares outstanding-basic    31,860   31,612    31,799   31,590
Effect of dilutive stock options       783      140       637       98
Average shares outstanding-
 assuming dilution                  32,643   31,752    32,436   31,688

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                  Three Months     Six Months
                                     Ended           Ended
                                    June 30,        June 30,
                                   1999   1998     1999   1998
                                  -------------   --------------
Operating revenue                 100.0% 100.0%   100.0%  100.0%
Operating expenses and costs:
 Salaries, wages and benefits      60.3%  60.7%    60.7%   61.4%
 Operating supplies and expenses    7.6%   8.2%     7.6%    8.4%
 Operating taxes and licenses       3.8%   4.2%     3.9%    4.3%
 Insurance                          3.2%   3.0%     3.4%    3.0%
 Communications and utilities       1.7%   1.9%     1.7%    1.8%
 Depreciation and amortization      4.9%   5.6%     5.4%    5.8%
 Rents and purchased
  transportation                    5.9%   5.9%     6.2%    5.8%
 Other                              4.1%   4.1%     4.0%    4.2%
                                  ------------------------------
  Total operating expenses
   and costs                       91.5%  93.6%    92.9%   94.7%
                                  ------------------------------

Operating income                    8.5%   6.4%     7.1%    5.3%
Interest expense                    1.3%   1.6%     1.3%    1.7%
Other income, net                   0.4%   0.4%     0.2%    0.2%
                                  ------------------------------
Income before income taxes          7.6%   5.2%     6.0%    3.8%

Income taxes                        3.1%   2.1%     2.4%    1.5%
                                  ------------------------------
Net income                          4.5%   3.1%     3.6%    2.3%
                                  ==============================

RESULTS OF OPERATIONS

Operating Revenue
-----------------
Operating revenue for the six months ended June 30, 1999 was $556,577,000, up 16.7%, compared to $477,051,000 for the six months ended June 30, 1998. Operating revenue for the three months ended June 30, 1999 was $291,173,000, up 18.2%, compared to $246,402,000 for the three months ended June 30, 1998. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the six and three months ended June 30, 1999, increased 10.9% and 12.2%, respectively, over the same time periods of 1998. This increase in tonnage was mainly a result of the following:
- On April 19, 1999, the Company expanded its all-points coverage to the states of New Jersey and Pennsylvania with the opening of eleven new customer centers.
- During 1997, 1998 and the first quarter of 1999, the Company's geographic expansion slowed, with an emphasis instead placed on improving the shipment density within the existing service territory. The Company revamped its freight flow and handling systems in order to reduce transit times. During the fourth quarter of 1996, the Company introduced its improved regional service with dramatically reduced transit times. During January 1999, the Company introduced its new interregional service product, which resulted in reduced transit times for most previously 3 or 4 day service points. The focus on improved service standards has allowed the Company to successfully add market penetration within its service territory resulting in additional tonnage.
- Freight volumes handled with marketing partners in Alaska, Canada, Guam, Hawaii, Mexico and Puerto Rico continued to increase at a rapid pace. On June 14, 1999, the Company expanded its service through marketing partnerships to Central America, South America and the Caribbean Islands. The initial marketing partnership commenced in 1996 with service to Canada and Mexico. Puerto Rico was added in 1997, with service to Alaska, Guam, and Hawaii added in 1998.

Revenue per hundred weight for the six months ended June 30, 1999 was up 5.2% from levels experienced in the first six months of 1998. The factors which most impacted revenue per hundred weight were:
- A general rate increase of approximately 5.5% to 5.9% effective November 1, 1998. The increase applied to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 tariff. The remaining revenue is derived from contracts and guarantees, which are negotiated throughout the year.
- During the six months ended June 30, 1999, 13.3% of the total tonnage was derived from truckload shipments, an increase from 11.4% during the six months ended June 30, 1998. Rates on truckload tonnage are generally lower than less than truckload rates.

Management expects that growth in operating revenue is sustainable in the near term. The major sources of growth in operating revenue in the near term should be the further penetration of existing markets, including the most recent expansion areas of Michigan, New Jersey and Pennsylvania. The Company's success in realizing future growth will be partially dependent upon the continued strength of the U.S. economy and the LTL pricing environment.

Operating Expenses
------------------
Operating expenses as a percentage of operating revenue improved to 92.9% for the six months ended June 30, 1999 from 94.7% in the six months ended June 30, 1998. Operating expenses as a percentage of operating revenue improved to 91.5% in the three months ended June 30, 1999 from 93.6% in the three months ended June 30, 1998. This overall improvement was primarily attributable to:
- Salaries, wages and benefits as a percentage of operating revenue improved to 60.7% in the six months ended June 30, 1999 from 61.4% in the six months ended June 30, 1998. This improvement resulted from ongoing educational programs and changes in operations which have led to productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules. This improvement was partially offset by increased costs in the areas of workmen's compensation and health care.
- Operating supplies and expenses as a percentage of operating revenue improved to 7.6% in the six months ended June 30, 1999 from 8.4% in the six months ended June 30, 1998. This improvement was due to reduced fuel costs resulting from lower fuel prices and the increased use of purchased transportation. Although the diesel fuel prices for the first half of 1999 have been lower than those of the first half of 1998, prices at the end of June 1999 were slightly higher than those at the end of June 1998. Diesel fuel prices declined during the last half of 1998, therefore higher fuel costs relative to 1998 levels are believed likely. The costs of maintaining equipment and facilities were relatively constant.
- Operating taxes and licenses as a percentage of operating revenue improved to 3.9% in the six months ended June 30, 1999 from 4.3% in the six months ended June 30, 1998. The primary contributor to the improvement was the increased utilization of purchased transportation.
- Depreciation and amortization as a percentage of operating revenue improved to 5.4% in the six months ended June 30, 1999 from 5.8% in the six months ended June 30, 1998. This improvement was largely due to increased usage of purchased transportation and operating lease financing of revenue equipment.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:
- Insurance as a percentage of operating revenue increased to 3.4% in the six months ended June 30, 1999 from 3.0% in the six months ended June 30, 1998. The increase was primarily a result of the Company's increased costs of accidents, particularly in the area of liability insurance.
- Rents and purchased transportation as a percentage of operating revenue increased to 6.2% in the six months ended June 30, 1999 from 5.8% in the six months ended June 30, 1998. This increase was primarily a result of increased utilization of purchased transportation and the increased usage of operating lease financing. These increases were partially offset by decreased utilization of owner operators in pick up and delivery operations beginning in the third quarter of 1998.

Other
-----
Interest expense as a percentage of operating revenue decreased to 1.3% in the six months ended June 30, 1999, compared to 1.7% in the six months ended June 30, 1998. This improvement is primarily the result of lower interest rates and lower average debt balances outstanding relative to the higher revenue levels.

The effective tax rate of the Company was 40.5% for the six months ended June 30, 1999 and 1998. Net income for the six months ended June 30, 1999, was $19,897,000, up 83.7%, from $10,830,000 for the six months ended June 30, 1998. Net income for the three months ended June 30, 1999, was $13,122,000, up 71.4%, from $7,658,000 for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the six months ended June 30, 1999 consisted primarily of $47,788,000 in investing activities. The Company invested $49,418,000 in capital expenditures during the six months ended June 30, 1999 comprised of $12,399,000 in additional revenue equipment, $27,615,000 in new customer center facilities or the expansion of existing facilities and $9,404,000 in other equipment. Management expects capital expenditures for the full year of 1999 will be approximately $100,000,000, consisting primarily of anticipated investments in new and existing customer center facilities. However, the actual amount of capital expenditures required in 1999 will be dependent on: 1) the growth rate of the Company, 2) site selection and construction progress on numerous customer center projects and 3) economic benefits of operating lease financing versus ownership. At June 30, 1999 the Company had commitments for land, customer centers, revenue and other equipment of approximately $68,951,000.

The Company provided for its capital resource requirements in the six months ended June 30, 1999 primarily with cash from operations. Cash from operations totaled $40,664,000 in the six months ended
June 30, 1999 compared to $39,892,000 provided by operations in the six months ended June 30, 1998. Net financing activities provided an additional $10,101,000 of cash flow in the six months ended June 30, 1999. Two primary sources of credit financing were available to the Company: the revolving line of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by Bank of America (agent), Chase Bank of Texas, N.A., Wachovia Bank, N.A., ABN-AMRO Bank N.V. and Bank One. At June 30, 1999, $89,000,000 was outstanding on the revolving line of credit, leaving $71,000,000 available for borrowing. The Company also had $15,000,000 available under its short-term, unsecured revolving $15,000,000 line of credit with Bank of America. This line of credit is also used to obtain letters of credit for its self-insurance program. At June 30, 1999 the Company had obtained letters of credit totaling $4,095,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At June 30, 1999, the Company had $123,250,000 outstanding under this facility.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of June 30, 1999, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At June 30, 1999, future rental commitments on operating leases were $124,674,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

Future rental commitments on operating leases are as follows:

                              Land and      Revenue         Other
(In thousands)   Total       Structures    Equipment      Equipment
               ---------     ---------     ---------      ---------
1999           $  20,302     $   3,831     $   8,015      $   8,456
2000              33,489         5,577        16,030         11,882
2001              23,720         3,864        15,254          4,602
2002              20,152         3,063        15,501          1,588
2003              13,716         2,420        11,296            ---
Thereafter        13,295         6,772         6,523            ---
               ---------     ---------     ---------      ---------
Total          $ 124,674     $  25,527     $  72,619      $  26,528
               =========     =========     =========      =========

YEAR 2000 ISSUES

The Company recognizes the Year 2000 problem and has developed a Board of Director sponsored Project Plan that identifies all date related issues relating to the Company's Information Technology
(IT) applications, end user supported applications, IT infrastructure, embedded devices and business partners. At June 30, 1999, all mission critical application modifications and infrastructure upgrades were completed. Testing and production implementation had been completed at June 30, 1999. The Company's mission critical systems written in-house are already Year 2000 ready. Year 2000 ready upgrades have been installed for all purchased software. The costs incurred specifically to address Year 2000 readiness have not been and are not expected to become material to the Company because many of the systems 1) did not require significant modifications to make them Year 2000 ready, 2) were replaced for other business reasons or 3) were already year 2000 ready.

The Company has initiated discussions with its significant customers and suppliers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is in the process of receiving written assurances from its significant customers and suppliers that they will be Year 2000 ready, that their systems will be timely converted and that they will not have a material adverse affect on the Company. It is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company as a result of the Company's significant customers' and suppliers' failure to remediate their Year 2000 issues.

The Company will establish, where needed, contingency plans based on our testing experience and responses from significant customers and suppliers. While the Company believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations, it recognizes that failure to resolve Year 2000 issues on a timely basis could significantly limit its ability to process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant business partners or components of the infrastructure to conduct their respective operations after 1999. Adverse effects could include, but are not limited to, loss of communication links with customer centers, inability to process transactions or engage in similar normal business activities.

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

                    INTEREST RATE SENSITIVITY
              PRINCIPAL AMOUNT BY EXPECTED MATURITY
                      AVERAGE INTEREST RATE

(DOLLARS IN THOUSANDS)                               There-         Fair Value
              1999   2000    2001    2002   2003     after   Total    6/30/99
------------------------------------------------------------------------------
Liabilities
Long-Term Debt, Including Current Portion
 Fixed Rate   $9,117 $13,029 $14,735 $12,681 $12,620 $82,650 $144,832 $147,828
 Avg. Interest
  Rate         7.72%   7.76%   7.72%   7.75%   7.78%   8.03%
 Variable
  Rate        $    - $     - $     - $     - $89,000 $     - $ 89,000 $ 89,000
 Avg. Interest
  Rate         5.15%   5.75%   5.80%   5.83%   5.85%

ENVIRONMENTAL

At June 30, 1999, the Company had no outstanding inquiries with any state or federal environmental agency.


FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis Section of this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of AF's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: general economic and industry conditions and demand for goods, particularly such competition on pricing, revenues, and margins; the acceptance of service offerings that offer higher margins than traditional service offerings, costs of fuel and equipment and interest costs.


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

Market Risk under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (unaudited)
-------
     Condensed consolidated balance sheets--June 30, 1999 and December 31, 1998

     Condensed consolidated statements of income-Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998

     Condensed consolidated statements of cash flows--Six months ended June 30, 1999 and 1998

     Notes to condensed consolidated financial statements--June 30, 1999

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
-------

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------

     (a)  Exhibits:
          --------
                    (27) Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------
          The Company did not file any reports on Form 8-K during the three month period ended June 30, 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:  August 4, 1999         /s/Frank Conner
       --------------         --------------------------------
                              Frank Conner
                              Executive Vice President-
                              Accounting & Finance
                              and Chief Financial Officer