Form 10-Q
period 1999-09-30
AMERICAN FREIGHTWAYS CORP
filed 1999-11-09
CIK 846729

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

Number of shares of common stock outstanding at September 30, 1999:
32,095,583.

                  PART I.  FINANCIAL INFORMATION
                   Item 1.  Financial Statements
         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                      SEPTEMBER 30,  December 31,
                                          1999          1998
                                      -------------  ------------
                                       (UNAUDITED)     (Note)

ASSETS
Current assets
 Cash and cash equivalents              $   2,081    $   3,274
 Trade receivables, less allowance for
  doubtful accounts
  (1999-$2,834; 1998-$1,937)              132,127       94,464
 Operating supplies and inventories         5,446        4,139
 Prepaid expenses                          15,599       11,318
 Deferred income taxes                     26,052       19,089
 Income taxes receivable                        -        2,763
                                        ---------    ---------
  Total current assets                    181,305      135,047

Property and equipment                    854,859      777,705
 Accumulated depreciation and
  amortization                           (303,497)    (272,960)
                                        ---------    ---------
                                          551,362      504,745
Other assets                                2,295        2,269
                                        ---------    ---------
                                        $ 734,962    $ 642,061
                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                 $  18,083    $  16,766
 Accrued expenses                         109,265       70,809
 Federal and state income taxes               621            -
 Current portion of long-term debt         15,774       19,679
                                        ---------    ---------
  Total current liabilities               143,743      107,254

Long-term debt, less current portion      224,999      206,115
 (Note B)

Deferred income taxes                      71,085       72,678

Shareholders' equity
 Common stock, par value $.01 per share-
  -authorized 250,000 shares; issued and      321          317
   outstanding 32,096 in 1999 and
   31,695 in 1998
 Additional paid-in capital               110,887      106,053
 Retained earnings                        184,052      149,769
 Treasury stock, at cost, 15 shares
  in 1999 and 1998                           (125)        (125)
                                        ---------    ---------
                                          295,135      256,014
                                        ---------    ---------
                                        $ 734,962    $ 642,061
                                        =========    =========

Note: The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (000's omitted, except per share data)

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1999        1998        1999        1998
                                --------------------    --------------------
OPERATING REVENUE               $303,617    $254,047    $860,194    $731,098

OPERATING EXPENSES AND COSTS
 Salaries, wages and benefits    182,218     153,923     520,159     446,900
 Operating supplies and expenses  23,564      20,325      65,835      60,506
 Operating taxes and licenses     11,518      10,809      33,443      31,250
 Insurance                         9,058       7,902      27,709      22,419
 Communications and utilities      4,744       4,446      13,984      13,157
 Depreciation and amortization    14,381      14,047      44,192      41,627
 Rents and purchased
  transportation                  17,615      14,964      51,879      42,399
 Other                            13,002      10,419      35,876      30,436
                                --------    --------    --------    --------
                                 276,100     236,835     793,077     688,694
                                --------    --------    --------    --------
OPERATING INCOME                  27,517      17,212      67,117      42,404

OTHER INCOME (EXPENSE)
 Interest expense                 (3,812)     (3,848)    (11,300)    (11,861)
 Interest income                      99         135         282         263
 Gain on disposal of assets          364         238       1,484       1,079
 Other, net                           10          30          35          83
                                --------    --------    --------    --------
                                  (3,339)     (3,445)     (9,499)    (10,436)

INCOME BEFORE INCOME TAXES        24,178      13,767      57,618      31,968
                                --------    --------    --------    --------

FEDERAL AND STATE INCOME TAXES
 Current                           8,986        5,11      31,891      10,500
 Deferred (credit)                   806         459      (8,556)      2,447
                                --------    --------    --------    --------
                                   9,792       5,576      23,335      12,947
                                --------    --------    --------    --------
NET INCOME                      $ 14,386    $  8,191    $ 34,283    $ 19,021
                                ========    ========    ========    ========

PER SHARE (NOTE D)
 Net income-basic               $   0.45    $   0.26    $   1.08    $   0.60
 Net income-assuming dilution   $   0.44    $   0.26    $   1.05    $   0.60
                                ========    ========    ========    ========

AVERAGE SHARES OUTSTANDING (NOTE D)
 Basic                            32,026      31,639      31,875      31,606
 Assuming dilution                32,977      31,670      32,617      31,682
                                ========    ========    ========    ========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (000's omitted)

                                               Nine Months Ended
                                                 September 30,
                                               1999         1998
                                             --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITITES   $ 67,760     $ 67,792

INVESTING ACTIVITIES
 Proceeds from sales of assets                  3,408        2,818
 Capital expenditures                         (91,184)     (63,144)
                                             --------     --------
 Net cash used by investing activities        (87,776)     (60,326)

FINANCING ACTIVITIES
 Principal payments on long-term debt         (50,021)     (25,716)
 Proceeds from notes payable and
  long-term borrowings                         65,000       17,657
 Proceeds from issuance of common stock         3,844          692
                                             --------     --------
 Net cash provided (used) by financing
  activities                                   18,823       (7,367)
                                             --------     --------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                        $ (1,193)    $     99
                                             ========     ========

See notes to condensed consolidated financial statements.

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


                        September 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1998.

NOTE B - LONG-TERM DEBT

As of September 30, 1999, the Company has outstanding borrowings of $94,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. At September 30, 1999, the amount available for borrowing under the line of credit was $66,000,000. In addition to this credit facility, the Company has a short-term, unsecured revolving $15,000,000 line of credit with Bank of America. At September 30, 1999, $4,000,000 was outstanding on this line of credit. This line of credit is also used to obtain letters of credit for its self-insurance plan. At September 30, 1999, the Company had obtained letters of credit totaling $4,095,000 for this purpose.

As of September 30, 1999, the Company has outstanding borrowings of $121,250,000 under an unsecured and uncommitted Master Shelf Agreement which provides for the issuance of up to $140,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $15,000,000 payable in equal annual installments of $5,000,000 through November 2001.

As of September 30, 1999, the Company has $20,000,000 available under a short-term, variable-rate, unsecured revolving line of credit provided by The Bank of Tokyo-Mitsubishi, Ltd.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of customer centers aggregated approximately
$88,634,000 at September 30, 1999.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $14,386,000 and $8,191,000 for the three month periods ended September 30, 1999 and 1998, respectively. For the nine month periods ended September 30, 1999 and 1998, net income for purposes of basic earnings per share and earnings per share--assuming dilution was $34,283,000 and $19,021,000, respectively. A reconciliation of average shares outstanding for these periods is presented below:

                                   Three Months Ended      Nine months Ended
                                     September 30,           September 30,
                                     1999      1998          1999      1998
                                   ------------------      -----------------
                                     (In Thousands)          (In Thousands)
Average shares outstanding-basic   32,026      31,639      31,875     31,606
Effect of dilutive stock options      951          31         742         76
                                   ------      ------      ------     ------
Average shares outstanding-
 assuming dilution                 32,977      31,670      32,617     31,682
                                   ======      ======      ======     ======

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:

                                 Three Months     Nine Months
                                     Ended           Ended
                                 September 30,   September 30,
                                 -------------   -------------
                                  1999   1998     1999   1998
                                 -------------   -------------
Operating revenue                100.0% 100.0%   100.0%  100.0%
Operating expenses and costs:
 Salaries, wages and benefits     60.0%  60.6%    60.5%   61.1%
 Operating supplies and expenses   7.8%   8.0%     7.7%    8.3%
 Operating taxes and licenses      3.8%   4.3%     3.9%    4.3%
 Insurance                         3.0%   3.1%     3.2%    3.1%
 Communications and utilities      1.5%   1.7%     1.6%    1.8%
 Depreciation and amortization     4.7%   5.5%     5.1%    5.7%
 Rents and purchased
  transportation                   5.8%   5.9%     6.0%    5.8%
 Other                             4.3%   4.1%     4.2%    4.1%
                                 -------------   --------------
   Total operating expenses
    and costs                     90.9%  93.2%    92.2%   94.2%
                                 -------------   --------------
Operating income                   9.1%   6.8%     7.8%    5.8%
Interest expense                  (1.3%) (1.5%)   (1.3%)  (1.6%)
Other income, net                  0.1%   0.1%     0.2%    0.2%
                                 -------------   --------------
Income before income taxes         7.9%   5.4%     6.7%    4.4%
Income taxes                       3.2%   2.2%     2.7%    1.8%
                                 -------------   --------------
Net income                         4.7%   3.2%     4.0%    2.6%
                                 =============   ==============

RESULTS OF OPERATIONS

Operating Revenue
-----------------
Operating revenue for the nine months ended September 30, 1999 was $860,194,000, up 17.7%, compared to $731,098,000 for the nine months ended September 30, 1998. Operating revenue for the three months ended September 30, 1999 was $303,617,000, up 19.5%, compared to $254,047,000 for the three months ended September 30, 1998. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the nine and three months ended September 30, 1999, increased 11.0% and 11.2%, respectively, over the same time periods of 1998. This increase in tonnage was mainly a result of the following:
- On April 19, 1999, the Company expanded its all-points coverage to the states of New Jersey and Pennsylvania with the opening of twelve new customer centers.
- During 1997, 1998 and the first quarter of 1999, the Company's geographic expansion slowed, with an emphasis instead placed on improving the shipment density within the existing service
  territory.   The Company revamped its freight flow  and  handling
  systems in order to reduce transit times. During the fourth quarter of 1996, the Company introduced its improved regional service with dramatically reduced transit times. During January 1999, the Company introduced its new interregional service product, which resulted in reduced transit times for most previously 3 or 4 day service points. The focus on improved service standards has allowed the Company to successfully add market penetration within its service territory resulting in additional tonnage.

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

Revenue per hundred weight for the nine months ended September 30, 1999 was up 6.0% from levels experienced in the first nine months
of  1998.   The  factors which most impacted  revenue  per  hundred
weight were:
- A general rate increase of approximately 5.5% to 5.9% effective November 1, 1998. The increase applied to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 tariff. The remaining revenue is derived from contracts and guarantees, which are negotiated throughout the year.
- During the nine months ended September 30, 1999, 12.8% of the total tonnage was derived from truckload shipments, an increase from 11.5% during the nine months ended September 30, 1998. Rates on truckload tonnage are generally lower than less than truckload rates.

Management expects that growth in operating revenue is sustainable in the near term. A major source of growth in operating revenue in the near term should be the further penetration of existing markets including the latest expansions into New Jersey, Pennsylvania, North Dakota and South Dakota. In addition, the Company announced a general rate increase averaging 5.2% on regional LTL shipments effective October 1, 1999. The increase should initially impact approximately 50% of Company revenue. The Company's success in realizing future growth will be partially dependent upon the continued strength of the U.S. economy and the LTL pricing environment.

Operating Expenses
------------------
Operating expenses as a percentage of operating revenue improved to 92.2% for the nine months ended September 30, 1999 from 94.2% in the nine months ended September 30, 1998. Operating expenses as a percentage of operating revenue improved to 90.9% in the three months ended September 30, 1999 from 93.2% in the three months ended September 30, 1998. This overall improvement was primarily attributable to:
- Salaries, wages and benefits as a percentage of operating revenue improved to 60.5% in the nine months ended September 30, 1999 from 61.1% in the nine months ended September 30, 1998. This improvement resulted from ongoing educational programs and changes in operations which have led to productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules. This improvement was partially offset by increased costs in the areas of workmen's compensation and health care.
- Operating supplies and expenses as a percentage of operating revenue improved to 7.7% in the nine months ended September 30, 1999 from 8.3% in the nine months ended September 30, 1998. This improvement was due to year to date fuel costs growing at a slower pace than revenue and also the increased use of purchase transportation. Although the diesel fuel prices for the first half of 1999 were lower than those of the first half of 1998 this was offset by significant price increases during the third quarter of
  1999.   A  fuel  surcharge, included as a reduction in  operating
  supplies and expenses, was in effect beginning August 11, 1999 to help recover the increased costs of fuel. This surcharge is tied to the Department of Energy's National Diesel Fuel Index and was 1.0% for LTL shipments as of September 30, 1999. This surcharge is designed to suspend at the time this national index moves below $1.15 per gallon. Because diesel fuel prices declined during the second half of 1998, higher costs relative to 1998 are likely for the remainder of this year. The costs of maintaining equipment and facilities were relatively constant.
- Operating taxes and licenses as a percentage of operating revenue improved to 3.9% in the nine months ended September 30,
1999  from  4.3% in the nine months ended September 30, 1998.   The
primary   contributors  to  the  improvement  were  the   increased
utilization of purchased transportation, as well as an improvement in the line haul load factor.
- Depreciation and amortization as a percentage of operating revenue improved to 5.1% in the nine months ended September 30,
1999  from 5.7% in the nine months ended September 30, 1998.   This
improvement was largely due to increased usage of purchased transportation and operating lease financing of revenue equipment.

Other
-----
Interest expense as a percentage of operating revenue decreased to 1.3% in the nine months ended September 30, 1999, compared to 1.6% in the nine months ended September 30, 1998. This improvement is primarily the result of slightly reduced levels of interest expense compared to increasing revenue levels.

The effective tax rate of the Company was 40.5% for the nine months ended September 30, 1999 and 1998. Net income for the nine months ended September 30, 1999, was $34,283,000, up 80.2%, from
$19,021,000  for  the nine months ended September  30,  1998.   Net
income for the three months ended September 30, 1999, was $14,386,000, up 75.6%, from $8,191,000 for the three months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the nine months ended September 30, 1999 consisted primarily of $87,776,000 in investing activities. The Company invested $91,184,000 in capital expenditures during the nine months ended September 30, 1999 comprised of $27,685,000 in additional revenue equipment, $48,197,000 in new customer center facilities or the expansion of existing facilities and $15,302,000 in other equipment. Management expects capital expenditures for the full year of 1999 will be approximately $125,000,000, consisting primarily of anticipated investments in new and existing customer center facilities. However, the actual amount of capital expenditures required in 1999 will be dependent on: 1) the growth rate of the Company, 2) site selection and construction progress on numerous customer center projects and 3) economic benefits of operating lease financing versus ownership. At September 30, 1999 the Company had commitments for land, customer centers, revenue and other equipment of approximately $88,634,000.

The Company provided for its capital resource requirements in the nine months ended September 30, 1999 primarily with cash from operations. Cash from operations totaled $67,760,000 in the nine months ended September 30, 1999 compared to $67,792,000 provided by
operations  in  the  nine  months ended September  30,  1998.   Net
financing  activities provided an additional  $18,823,000  of  cash
flow  in  the  nine months ended September 30, 1999.   The  primary
sources  of  credit financing available to the Company  were:   the
revolving lines of credit and the Master Shelf facility.
- The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally
  weighted  towards the last two quarters of the year.   To  smooth
  these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by Bank of America (agent), Chase Bank of Texas, N.A., Wachovia Bank, N.A., ABN-AMRO Bank N.V. and Bank One. At September 30, 1999, $94,000,000 was outstanding on the revolving line of credit, leaving $66,000,000 available for borrowing. The Company also has a short-term, unsecured revolving $15,000,000 line of credit with Bank of America. At September 30, 1999, $4,000,000 was outstanding on this line of credit. This line of credit is also used to obtain letters of credit for its self-insurance program. At September 30, 1999, the Company had obtained letters of credit totaling $4,095,000 for this purpose.
- To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $140,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At September 30, 1999, the Company had $121,250,000 outstanding under this facility.
- During the quarter ended September 30, 1999, the Company entered into a short-term, variable-rate, unsecured revolving line of credit of $20,000,000 provided by The Bank of Tokyo-Mitsubishi, Ltd. At September 30, 1999, the Company had $20,000,000 available under this short-term line of credit.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of September 30, 1999, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The  Company  uses  off-balance sheet  financing  in  the  form  of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At September 30, 1999, future rental commitments on operating leases were $137,264,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

Future rental commitments on operating leases are as follows:

                         Land and      Revenue       Other
             Total      Structures    Equipment     Equipment
           --------------------------------------------------
1999       $ 13,157      $  2,955      $  4,008     $  6,194
2000         37,811         7,646        16,030       14,135
2001         28,418         6,230        15,254        6,934
2002         23,020         4,992        15,500        2,528
2003         15,170         3,873        11,297          ---
Thereafter   19,688        13,165         6,523          ---
           --------------------------------------------------
Total      $137,264      $ 38,861      $ 68,612     $ 29,791
           ==================================================

YEAR 2000 ISSUES

The Company recognizes the Year 2000 problem and has developed a Board of Directors sponsored Project Plan that identifies all date related issues relating to the Company's Information Technology
(IT) applications, end user supported applications, IT infrastructure, embedded devices and business partners. At June 30, 1999, all mission critical application modifications and infrastructure upgrades were completed. Testing and production implementation had been completed at June 30, 1999. The Company has and will continue to monitor any vendor-related status changes as they relate to Year 2000 issues. The Company's mission critical systems written in-house are already Year 2000 ready. Year 2000 ready upgrades have been installed for all purchased software. The costs incurred specifically to address Year 2000 readiness have not been and are not expected to become material to the Company because the systems 1) did not require significant modifications to make them Year 2000 ready, 2) were replaced for other business reasons or 3) were already Year 2000 ready.

The Company has contacted significant customers and suppliers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received written assurances from its significant customers and mission critical suppliers that they will be Year 2000 ready, that their systems will be timely converted and that they will not have a material adverse affect on the Company. It is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company as a result of the Company's significant customers' and suppliers' failure to remediate their Year 2000 issues.

The Company has established contingency plans for all mission critical as well as other significant customers and suppliers. These plans are reviewed and enhanced as additional information from significant customers and suppliers becomes available. While the Company believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations, it recognizes that failure to resolve Year 2000 issues on a timely basis could significantly limit its ability to process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant business partners or components of the infrastructure to conduct their respective operations after 1999. Adverse effects could include, but are not limited to, loss of communication links with customer centers, inability to process transactions or engage in similar normal business activities.

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

                     Interest Rate Sensitivity
               Principal Amount by Expected Maturity
                       Average Interest Rate
                                                                        Fair
(Dollars in                                            There-           Value
 thousands)     1999   2000    2001    2002    2003    after   Total    9/30/99
--------------------------------------------------------------------------------
Liabilities
Long-Term Debt, Including Current Portion

 Fixed Rate     $7,058 $13,029 $14,735 $12,681 $12,620 $82,650 $142,773 $143,145
 Avg. Interest
  Rate           7.74%   7.76%   7.72%   7.75%   7.78%   8.03%

 Variable Rate  $4,000 $     - $     - $     - $94,000 $     - $ 98,000 $ 98,000
 Avg. Interest
  Rate           5.91%   6.41%   6.50%   6.52%   6.55%

ENVIRONMENTAL

At September 30, 1999, the Company had no outstanding inquiries with any state or federal environmental agency.


RECENT EVENTS

On August 30, 1999, the Company announced that effective October 1, 1999, the Company will institute a general rate increase averaging 5.2% on regional LTL shipments with some additional adjustments in certain longer-haul and imbalanced lanes, as well as increase minimum charge floors by $2.00. The increase applies to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 series tariff.

On August 31, 1999, the Company announced that effective October
11, 1999, the Company would increase its direct, all-points coverage to 32 states with the opening of six additional customer centers in North Dakota and South Dakota.


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

                               INDEX

         AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets--September 30, 1999 and December 31, 1998

     Condensed consolidated statements of income-Three months ended September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998

     Condensed consolidated statements of cash flows--Nine months ended September 30, 1999 and 1998

     Notes to condensed consolidated financial statements--
September 30, 1999

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10) First Amended and Restated Rights Agreement dated
                October 20, 1999

               Money Market Grid Promissory Note with The Bank of
                Tokyo-Mitsubishi, Ltd. dated August 4, 1999

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the three month period ended September 30, 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN FREIGHTWAYS CORPORATION
                              --------------------------------
                              (Registrant)


Date:  November 9, 1999       /s/Frank Conner
       ----------------       --------------------------------
                              Frank Conner
                              Executive Vice President-
                              Accounting & Finance
                              and Chief Financial Officer