Form 10-K405
period 1999-12-31
AMERICAN FREIGHTWAYS CORP
filed 2000-03-14
CIK 846729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from________________to_______________
Commission File No. 34-0-17570
AMERICAN FREIGHTWAYS CORPORATION (Exact name of registrant as specified in its charter)
Arkansas (State or other jurisdiction of incorporation or organization) 2200 Forward Drive, Harrison, Arkansas (Address of principal executive offices)	74-2391754 (I.R.S. Employer Identification No.) 72601 (Zip Code)
Registrant's telephone number, including area code: (870) 741-9000 Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant at February 17, 2000: $427,668,342.

Number of shares of common stock outstanding at February 17, 2000: 32,276,856.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 is incorporated by reference into Parts II and IV.

The Proxy Statement for Registrant's April 20, 2000 Annual Meeting is incorporated by reference into Parts III and IV.

Part I

Items 1 and 2. Business and Properties

The Company

American Freightways Corporation (the "Company") is a scheduled, for-hire carrier of less-than-truckload (LTL) shipments of general commodities, serving direct all points in 32 eastern, midwestern, southeastern, and southwestern states.

On February 12, 1999, the Company announced its new, extended-reach, scheduled, direct all-points service, which is identified in the market as American Flyer. The aggressive service is the Company's standard LTL product, not an extra cost service. The majority of regional service standards within 500 miles call for delivery next-day and some reach as far as 600 miles. The majority of interregional service standards within 1500 miles call for delivery second-day with some extending as far as 1600 miles. The service standards are the same for all points in a customer center's service area, regardless of the distance from the customer center or the size of the point. American Flyer shaved one to two days off delivery schedules for 200 million zip code pairs when compared to the system it replaced. In many lanes the second-day service of American Flyer had previously been available only through air or premium-priced expedited truck service.

In addition, on June 17, 1999, the Company announced two new guaranteed LTL services known as American Flyer Guaranteed and American Expediter. American Flyer Guaranteed provides a guaranteed "day-definite" service utilizing the American Flyer operation and service schedules. If the shipment is not delivered on the scheduled day the charges are cancelled, plus, at no extra charge, the shipment is immediately upgraded to the service level of American Expediter.

American Expediter provides guaranteed, "time-definite", expedited ground deliveries at the day and time agreed upon by customers and AF. American Expediter shipments receive special handling throughout the system, with movement monitored by dedicated controllers at the general office. American Expediter is guaranteed on time, or the charges are cancelled.

American Freightways also provides service to the ten provinces of Canada through an exclusive alliance with Day & Ross, a Canadian LTL carrier headquartered in Hartland, New Brunswick, Canada; to 92% of the Mexican market through an alliance with Autolineas Mexicanas, S.A. DE C.V. of Monterrey, Mexico; to Puerto Rico through an exclusive marketing partnership with X-PRESS Freight Forwarders, Inc. headquartered in Carolina, Puerto Rico; to Alaska through an exclusive marketing partnership with Pacific Alaska Forwarders, Inc., Alaska's largest freight forwarder; and to all of the Hawaiian Islands and Guam through an exclusive marketing partnership with Honolulu Freight Service, Inc., a freight forwarder which has served the Hawaiian Islands for over 50 years.

On June 14, 1999, the Company expanded its coverage to include Central America, South America and the Caribbean Islands through an exclusive marketing partnership with Crowley Logistics, Inc. Jacksonville-based Crowley Logistics, Inc., is a wholly owned subsidiary of Oakland-based Crowley Maritime Corp., founded in 1892.

Recent Events

On October 1, 1999, the Company instituted a general rate increase averaging 5.2%. This rate increase initially affected approximately 50% of the Company's revenues. Rates for other customers are covered by contracts and guarantees and are negotiated throughout the year.

Expansion

The history of American Freightways has been growth. In 1982, the Company began serving all points in one state, Arkansas. Today the Company's all-points service coverage extends to 32 states. Perhaps the most distinguishing feature of the Company's operations is this all-points coverage. Management knows of no other LTL carrier that duplicates this coverage.

The Company has expanded geographically each year since its inception. On January 1, 1998, the Company opened all-points service to Michigan. On April 6, 1998, the Company expanded its coverage to include the state of Alaska through an exclusive marketing partnership with Pacific Alaska Forwarders, Inc. and all of the Hawaiian Islands and Guam through an exclusive marketing partnership with Honolulu Freight Service, Inc.

On April 19, 1999, the Company increased its direct, all-points coverage with the opening of eleven customer centers in New Jersey and Pennsylvania. On June 14, 1999, the Company expanded its coverage to include Central America, South America and the Caribbean Islands through an exclusive partnership with Crowley Logistics, Inc. On October 11, 1999, the Company began serving direct all-points in North Dakota and South Dakota by opening six additional customer centers.

The Company has announced that on April 17, 2000, it will open 17 additional customer centers to complete its coverage of the northeastern United States, extending service to the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont.

Fleet

The Company's policy is to purchase equipment having uniform specifications that are, to the greatest possible extent, compatible with design improvements and resale values. This standardization enables the Company to simplify mechanic and driver training, to control the cost of spare parts and tire inventory, and in general to provide for a more efficient vehicle maintenance program. American Freightways utilizes twin trailers for movement of almost 100% of the freight among its customer centers to gain greater flexibility. The use of twin trailers (which can be operated singly or in tandem) provides more options for the achievement of the Company's service standards. At December 31, 1999, the Company utilized 15,591 van trailers, 12,852 of which were twin trailers, and 6,107 tractors. The average ages of the tractors and trailers were 3.71 and 4.92 years, respectively, at December 31, 1999.

Associates

At December 31, 1999, the Company utilized 15,200 associates. All drivers of American Freightways are selected in accordance with specific Company guidelines relating primarily to safety records and driving experience. All associates are required to pass drug tests upon employment, randomly and for cause. State and federal regulations require drug testing of drivers and require drivers to comply with commercial driver's licensing requirements. Management believes that the Company is substantially in compliance with these regulations.

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

Facilities

The Company refers to its freight handling facilities as customer centers. The Company feels this name is more indicative of its commitment to its customers and underscores that associates at the local level are empowered to make decisions that are in the best interest of customers' service issues.

The Company owns its general office located in Harrison, Arkansas and 115 customer center facilities in 25 states. At December 31, 1999, 122 of the Company's customer centers were leased. The terms of the leases on the facilities range from month-to-month to fifteen years. The availability of suitable facilities determines whether the Company leases or constructs a Company-owned facility.

One of the principal features distinguishing American Freightways from its competitors is its extensive customer center network, placing customer centers nearer to the customer. During 1999, the Company completed construction of a 40 door facility in Austin, TX; a 36 door facility in Bowling Green, KY; a 160 door facility in Charlotte, NC; a 98 door facility in Fort Worth, TX; a 174 door facility in Indianapolis, IN and a 32 door facility in Mattoon, IL. The Oklahoma City, OK customer center was rebuilt after being destroyed by a tornado and the Benton, AR Cargo Care facility was also constructed. In addition, the Company added capacity through the purchase of existing facilities or additions to existing customer centers in several strategic locations such as Pittsburgh, PA; Harrisburg, PA; Louisville, KY; Minneapolis, MN; Muskogee, OK; Pocono Summit, PA; Rock Island, IL and Sherman, TX. The Company has plans to either expand or construct several additional customer centers in 2000.

At December 31, 1999, the Company's customer center network consisted of 237 customer centers. Of these customer centers, 235 were managed by Company associates and 2 were operated and managed by independent contractors. Company-operated customer centers involve costs such as operating taxes, salaries and wages and depreciation, whereas costs of independent contractor-operated customer centers generally are variable as a flat percentage of revenue. It is American Freightways' intent to primarily utilize Company-operated customer centers in future expansions.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

American Freightways Corporation's common stock is traded under the symbol "AFWY" on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth, for the periods indicated, the range of high and low prices for the Company's common stock as reported by NASDAQ through February 17, 2000. The latest price for the Company's common stock on February 17, 2000, as reported by the NASDAQ was $13.25 per share. At February 17, 2000, there were approximately 3,876 holders of record of the Company's common stock.
Period	High	Low
---------------------------------------------------------------------------------------------------------------------------
Fiscal Year 1998:
First Quarter	$11.688	$ 9.000
Second Quarter	13.125	9.625
Third Quarter	11.500	7.188
Fourth Quarter	11.688	6.000

Fiscal Year 1999:
First Quarter	$16.750	$ 9.250
Second Quarter	20.000	12.375
Third Quarter	24.375	15.000
Fourth Quarter	21.000	12.563

Fiscal Year 2000:
First Quarter (through February 17, 2000)	$16.750	$12.375

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
	Year Ended December 31,
	1995	1996	1997	1998	1999
	----------------------------------------------------------------------------------
Income Statement Data:
(Dollars in thousands, except per share data)
Operating revenue	$572,100	$729,042	$870,319	$986,286	$1,166,675
Operating expenses and costs:
Salaries, wages and benefits	335,167	444,041	528,695	601,813	700,139
Operating supplies and expenses	38,667	59,640	75,085	79,219	92,550
Operating taxes and licenses	24,434	31,827	35,339	41,687	45,291
Insurance	21,595	27,113	26,327	31,964	37,617
Communications and utilities	11,040	13,822	14,907	17,361	19,018
Depreciation and amortization	37,560	46,918	52,596	55,712	58,984
Rents and purchased transportation	46,405	44,844	55,215	58,093	69,679
Other	26,469	33,728	36,899	40,227	49,029
	-------------------------------------------------------------------------------------
Total operating expenses	541,337	701,933	825,063	926,076	1,072,307
	-------------------------------------------------------------------------------------
Operating income	30,763	27,109	45,256	60,210	94,368
Interest expense	(10,198)	(14,708)	(16,256)	(15,530)	(15,237)
Other income, net	415	303	330	424	354
Gain (loss) on disposal of assets	329	90	(52)	1,203	1,938
	-------------------------------------------------------------------------------------
Income before income taxes	21,309	12,794	29,278	46,307	81,423
Income taxes	8,226	4,938	11,477	18,806	33,307
	-------------------------------------------------------------------------------------
Net income	$13,083	$7,856	$17,801	$27,501	$48,116
	=================================================
Per share:
Net Income:
Basic	$0.43	$0.25	$0.57	$0.87	$1.51
Diluted	$0.42	$0.25	$0.56	$0.87	$1.47
	=================================================
Average shares outstanding (000's):
Basic	30,750	31,070	31,372	31,624	31,956
Diluted	31,334	31,266	31,672	31,689	32,673

The per share amounts prior to 1997 have been restated as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. See Note 1 to Consolidated Financial Statements.

	December 31,
	1995	1996	1997	1998	1999
	------------------------------------------------------------------------------
Balance Sheet Data:
(Dollars in thousands)
Current assets	$77,213	$91,954	$105,315	$135,047	$180,910
Current liabilities	52,514	66,166	78,521	107,254	129,414
Total assets	477,762	549,875	575,573	642,061	766,855
Long-term debt (including current portion)	197,631	238,239	221,908	225,794	264,715
Shareholders' equity	195,434	206,298	227,416	256,014	310,724
Working capital	$24,699	$25,788	$26,794	$27,793	$51,496
Debt to equity ratio	1.01	1.15	0.98	0.88	0.85
Return on average shareholders' equity	7.0%	3.9%	8.2%	11.4%	17.0%

	Year Ended December 31,
	1995	1996	1997	1998	1999
	------------------------------------------------------------------------------
Key Operating Statistics:
Operating ratio	94.6%	96.3%	94.8%	93.9%	91.9%
Total tractors	4,521	4,985	5,143	5,648	6,107
Customer centers	186	203	210	223	237
Number of associates	8,867	9,947	12,201	13,200	15,200
Gross tonnage hauled (000's)	3,380	4,149	4,635	5,062	5,645
Shipments (000's)	5,486	7,016	8,044	8,729	9,691
Average length of haul	588	595	587	596	611
Line haul load factor (tons)	10.91	10.40	9.94	10.55	10.71
Revenue per hundred weight	$8.48	$8.80	$9.40	$9.74	$10.33

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item is incorporated by this reference to Registrant's Annual Report to Shareholders for the year ended December 31, 1999, pages 26 through 29.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk on page 29 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included on pages 30 through 40 of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.

Quarterly Results of Operations on page 39 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of American Freightways as of February 17, 2000, are as follows:
Name	Age	Position
----------------------------------------------------------------------------------------------------------------------------------
F. S. (Sheridan) Garrison	65	Chairman of the Board of Directors
Tom Garrison	39	President, Chief Executive Officer and Director
Will Garrison	36	Chief Operating Officer, Corporate Vice President, Secretary/Treasurer and Director
Frank Conner	50	Executive Vice President-Accounting & Finance, Chief Financial Officer and Director
John Paul Hammerschmidt	77	Director
T. J. Jones	63	Director
Ken Reeves	52	Director
William P. Stiritz	65	Director
Doyle Z. Williams	60	Director
Dennis Beal	51	Executive Vice President-Physical Assets
John Berry	46	Executive Vice President-Risk Management
Dennie Carey	50	Executive Vice President-Marketing
Pat Reed	41	Executive Vice President-Operations
Terry Stambaugh	46	Executive Vice President-Human Resources

The remainder of this Item 10, Directors and Executive Officers of the Registrant, is incorporated by this reference to Registrant's Notice and Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on Thursday, April 20, 2000.

Item 11. Executive Compensation

This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on Thursday, April 20, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on Thursday, April 20, 2000.

Item 13. Certain Relationships and Transactions

This Item is incorporated by this reference to applicable portions of the Registrant's Notice and Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on Thursday, April 20, 2000.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (l) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(3) The exhibits as listed in the Exhibit Index, are submitted as a separate section of this report.

(b) Current Reports on Form 8-K:
None.

(c) See Item 14(a)(3) above.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

Index to Exhibits
3(a)	Amended and Restated Articles of Incorporation incorporated by reference to Registrant's Form 10Q for the quarterly period ending March 31, 1995.

3(b)	Amended and Restated Bylaws of American Freightways Corporation incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(a)

Amended and Restated 1993 Stock Option Plan for Key Employees as amended January 23, 1996, January 20, 1999 and April 15, 1999, incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1999.

10(b)	Amendment to Amended and Restated 1993 Stock Option Plan for Key Employees as amended January 23, 1996, January 20, 1999 and April 15, 1999 dated January 19, 2000.

10(c)	Amended and Restated Elected Non-Employee Director Stock Option Plan, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

10(d)

Amendment to Amended and Restated Elected Non-Employee Director Stock Option Plan dated January 20, 1999, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998.

10(e)	Amended and Restated Appointed Non-Employee Director Stock Option Plan, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

10(f)

Amendment to Amended and Restated Appointed Non-Employee Director Stock Option Plan dated January 20, 1999, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998.

10(g)	1999 Chairman Stock Option Plan, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1999.

10(h)	1999 Employee Stock Purchase Plan for Certain Employees of Registrant and subsidiaries, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1999.

10(i)	Amended and Restated American Freightways Corporation Excess Benefit Plan as amended January 23, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(j)

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

10(m)

$15,000,000 Note dated January 30, 1995, issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1995.

10(n)

$20,000,000 Note dated June 15, 1995, issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(o)

$25,000,000 Note dated May 1, 1996, issued under the $90,000,000 Master Shelf Agreement with the Prudential Insurance Company of America dated September 3, 1993, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(p)

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

10(t)

Letter Amendment No. 4 to Master Shelf Agreement with The Prudential Insurance Company of America dated April 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(u)	Letter Amendment No. 5 to Master Shelf Agreement with The Prudential Insurance Company of America dated October 16, 1998.

10(v)	Letter Amendment No. 6 to Master Shelf Agreement with The Prudential Insurance Company of America dated October 29, 1999.

10(w)

Note Agreement among Prudential Capital Corporation, the Registrant and certain subsidiaries dated December 5, 1991, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(x)

Letter Amendment No. 1 to Note Agreement with The Prudential Insurance Company of America dated January 15, 1992, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1992.

10(y)

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

10(aa)

Letter Amendment No. 5 to Note Agreement with The Prudential Insurance Company of America dated April 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(bb)	Letter Amendment No. 6 to Note Agreement with The Prudential Insurance Company of America dated October 16, 1998.

10(cc)

Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and certain subsidiaries dated October 20, 1994, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(dd)

First Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its Subsidiary dated May 31, 1995, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1995.

10(ee)

Second Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 26, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1996.

10(ff)

Third Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as agent, the Registrant and its subsidiary dated May 31, 1996, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1996.

10(gg)

Fourth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated March 31,1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1997.

10(hh)

Fifth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated May 15, 1998, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

10(ii)

Sixth Amendment to Amended and Restated Credit Agreement among NationsBank of Texas, N.A., as Agent, the Registrant and its Subsidiary dated October 16, 1998, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998.

10(jj)	Money Market Grid Promissory Note with The Bank of Tokyo-Mitsubishi, Ltd. dated August 4, 1999, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1999.

10(kk)	Lease Agreement among VT Finance, Inc., the Registrant and its Subsidiary dated January 5, 1996, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

10(ll)	Master Lease Agreement with Volvo Truck Finance North America, Inc. dated August 18, 1997, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1997.

10(mm)	Master Lease Agreement with BancBoston Leasing dated March 23, 1998, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended March 31, 1998.

10(nn)	Master Lease Agreement with Wachovia Capital Investments, Inc., dated December 29, 1998, incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998.

10(oo)	Shareholder Rights Agreement and exhibits dated August 26, 1998, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1998.

10(pp)	First Amended and Restated Rights Agreement dated October 20, 1999, incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 30, 1999.

13	Annual Report to Stockholders for the fiscal year ended December 31, 1999

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP, Independent Auditors

27	Financial Data Schedule

Signatures

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 17th day of February, 2000.
American Freightways Corporation
By:	/s/Frank Conner
--------------------------------------
Frank Conner Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/F. S. (Sheridan) Garrison	February 17, 2000
------------------------------------	---------------------
F. S. (Sheridan) Garrison Chairman of the Board of Directors	Date

/s/Tom Garrison	February 17, 2000
------------------------------------	---------------------
Tom Garrison Chief Executive Officer and Director	Date

/s/Frank Conner	February 17, 2000
------------------------------------	---------------------
Frank Conner Chief Financial Officer and Director (Principal Accounting Officer)	Date

/s/Will Garrison	February 17, 2000
------------------------------------	---------------------
Will Garrison Director	Date

/s/John Paul Hammerschmidt	February 17, 2000
------------------------------------	---------------------
John Paul Hammerschmidt Director	Date

/s/T. J. Jones	February 17, 2000
------------------------------------	---------------------
T. J. Jones Director	Date

/s/Ken Reeves	February 17, 2000
------------------------------------	---------------------
Ken Reeves Director	Date

/s/William P. Stiritz	February 17, 2000
------------------------------------	---------------------
William P. Stiritz Director	Date

/s/Doyle Z. Williams	February 17, 2000
------------------------------------	---------------------
Doyle Z. Williams Director	Date

Annual Report on Form 10-K--Item 8, Item 14(a)(1) and (2), (c) and (d)
American Freightways Corporation and Subsidiaries
List of Financial Statements and
Financial Statement Schedules

The following consolidated financial statements of American Freightways Corporation and subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements--December 31, 1999.

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

Schedule II Valuation And Qualifying Accounts American Freightways Corporation
	Column A	Column B	Column C		Column D
	------------------------------------------------------------------------------------------------------
		Additions
		--------------------------------------
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Account -Describe		Deductions -Describe		Balance at End of Period
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
Allowance for Doubtful Accounts	$1,377,959	$1,633,070	$371,577	(1)	$1,608,564	(2)	$1,774,042
==========================================================================================
Year ended December 31, 1998:
Allowance for Doubtful Accounts	$1,774,042	$2,142,032	$475,071	(1)	$2,454,548	(2)	$1,936,597
==========================================================================================
Year ended December 31, 1999:
Allowance for Doubtful Accounts	$1,936,597	$3,906,518	$1,404,113	(1)	$4,231,057	(2)	$3,016,171
==========================================================================================
(1) - Recoveries of amounts previously written off.

(2) - Uncollectible accounts written off.