Form 10-Q
period 2000-03-31
AMERICAN FREIGHTWAYS CORP
filed 2000-05-10
CIK 846729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________to______________
Commission File No. 34-0-17570
AMERICAN FREIGHTWAYS CORPORATION (Exact name of registrant as specified in its charter)
Arkansas (State or other jurisdiction of incorporation or organization) 2200 Forward Drive, Harrison, Arkansas (Address of principal executive offices)	74-2391754 (I.R.S. Employer Identification No.) 72601 (Zip Code)

Registrant's telephone number, including area code: (870) 741-9000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [  ] No

Number of shares of common stock outstanding at March 31, 2000: 32,275,526.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2000	1999
	--------------------	--------------------
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$8,074	$5,345
Trade receivables, less allowance for doubtful accounts (2000-$3,482; 1999-$3,016)	146,692	128,417
Operating supplies and inventories	5,662	4,946
Prepaid expenses	12,672	14,520
Deferred income taxes	21,802	17,922
Income taxes receivable	-	9,760
	--------------------	--------------------
Total current assets	194,902	180,910

Property and equipment	930,597	897,191
Accumulated depreciation and amortization	(323,822)	(314,264)
	--------------------	--------------------
	606,775	582,927
Other assets	3,266	3,018
	--------------------	--------------------
	$804,943	$766,855
	============	============

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payable	$28,912	$25,729
Accrued expenses	111,700	90,655
Federal and state income taxes	8,351	-
Current portion of long-term debt	13,103	13,030
	--------------------	--------------------
Total current liabilities	162,066	129,414

Long-term debt, less current portion (Note B)	244,320	251,685

Deferred income taxes	74,391	75,032

Shareholders' equity
Common stock, par value $.01 per share-- Authorized 250,000 shares; issued and outstanding 32,276 in 2000 and 32,259 in 1999	323	323
Additional paid-in capital	112,707	112,641
Retained earnings	211,261	197,885
Treasury stock, at cost, 15 shares in 2000 and 1999	(125)	(125)
	--------------------	--------------------
	324,166	310,724
	--------------------	--------------------
	$804,943	$766,855
	============	============

Note:  The condensed consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2000	1999
	-----------------	-----------------
Operating revenue	$325,193	$265,404

Operating expenses and costs
Salaries, wages and benefits	193,828	162,445
Operating supplies and expenses	27,261	20,243
Operating taxes and licenses	13,299	10,811
Insurance	10,716	9,299
Communications and utilities	5,265	4,376
Depreciation and amortization	15,532	15,510
Rents and purchased transportation	19,378	17,145
Other	13,544	10,748
	-----------------	-----------------
	298,823	250,577
	-----------------	-----------------
Operating income	26,370	14,827

Other income (expense)
Interest expense	(3,938)	(3,686)
Interest income	97	82
Gain (loss) on disposal of assets	(354)	151
Other, net	7	12
	-----------------	-----------------
	(4,188)	(3,441)

Income before income taxes	22,182	11,386
	-----------------	-----------------

Federal and state income taxes
Current	13,327	9,577
Deferred credit	(4,521)	(4,966)
	-----------------	-----------------
	8,806	4,611
	-----------------	-----------------

Net income	$13,376	$6,775
	==========	==========

Per share (Note D)
Net income-basic	$0.41	$0.21
Net income-assuming dilution	$0.41	$0.21
	==========	==========

Average shares outstanding (Note D)
Basic	32,265	31,738
Assuming dilution	32,629	32,229
	==========	==========

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2000	1999
	--------------------	--------------------

Net cash provided by operating activities	$49,719	$34,162

Investing activities
Proceeds from sales of assets	155	1,629
Capital expenditures	(39,909)	(23,397)
	--------------------	--------------------
Net cash used by investing activities	(39,754)	(21,768)

Financing activities
Principal payments on long-term debt	(23,151)	(23,426)
Proceeds from notes payable and long-term borrowings	15,859	16,000
Proceeds from issuance of common stock	56	655
	--------------------	--------------------
Net cash used by financing activities	(7,236)	(6,771)
	--------------------	--------------------

Net increase in cash and cash equivalents	$2,729	$5,623
	============	============

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1999.

NOTE B - LONG-TERM DEBT

As of March 31, 2000, the Company has outstanding borrowings of $120,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. At March 31, 2000, the amount available for borrowing under the line of credit was $40,000,000. In addition to this credit facility, the Company has a short-term, unsecured revolving $15,000,000 line of credit with Bank of America. This agreement matures May 2001. There were no borrowings outstanding at March 31, 2000 on this line of credit. This line of credit is also used to obtain letters of credit for its self-insurance plan. At March 31, 2000, the Company had obtained letters of credit totaling $2,382,000 for this purpose.

As of March 31, 2000, the Company has outstanding borrowings of $119,250,000 under an unsecured and uncommitted Master Shelf Agreement which provides for the issuance of up to $190,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $10,000,000 payable in equal annual installments of $5,000,000 through November 2001.

The Company also has $20,000,000 of available borrowings at March 31, 2000, under a separate unsecured revolving credit agreement provided by The Bank of Tokyo-Mitsubishi, Ltd. There were no borrowings outstanding at March 31, 2000.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of customer centers aggregated approximately $64,075,000 at March 31, 2000.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $13,376,000 and $6,775,000 for the three month periods ended March 31, 2000 and 1999, respectively. A reconciliation of average shares outstanding for the periods is presented below:
	Three Months Ended March 31,
	2000	1999
	-----------------------------------
	(In thousands)

Average shares outstanding-basic	32,265	31,738
Effect of dilutive stock options	364	491
	------------------	------------------
Average shares outstanding-assuming dilution	32,629	32,229
	==========	==========

NOTE E - RECENT EVENTS

On March 13, 2000, the Company entered into a long-term interest rate swap agreement, maturing April 2012, with a notional amount of $50,000,000 to effectively convert fixed rate interest to variable rate interest based upon LIBOR. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates, are not recognized in the financial statements.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (1) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:
	Three Months Ended
	March 31,
	2000	1999
	----------	----------
Operating revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and benefits	59.6%	61.2%
Operating supplies and expenses	8.4%	7.6%
Operating taxes and licenses	4.1%	4.1%
Insurance	3.3%	3.5%
Communications and utilities	1.6%	1.6%
Depreciation and amortization	4.8%	5.8%
Rents and purchased transportation	6.0%	6.5%
Other	4.1%	4.1%
	------------	------------
Total operating expenses and costs	91.9%	94.4%
	------------	------------
Operating income	8.1%	5.6%
Interest expense	1.2%	1.4%
Other income (expense), net	(0.1%)	0.1%
	------------	------------
Income before income taxes	6.8%	4.3%
Income taxes	2.7%	1.7%
	------------	------------
Net income	4.1%	2.6%
	=======	=======

RESULTS OF OPERATIONS

Operating Revenue

Operating revenue for the three months ended March 31, 2000 was $325,193,000, up 22.5%, compared to $265,404,000 for the three months ended March 31, 1999. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the three months ended March 31, 2000 increased 16.3% over levels handled during the three months ended March 31, 1999. This increase in tonnage was mainly a result of the following:

  Effective April 19, 1999, the Company increased its all-points coverage to 30 states with the additions of the states of New Jersey and Pennsylvania. Then, on October 11, 1999, the Company added the states of North Dakota and South Dakota to its all-points coverage.

  The Company continued to increase its market penetration into existing service territories, particularly those geographic areas added during recent years. During 1995, the Company expanded its all-points coverage to the states of Colorado, Florida, Iowa, Nebraska, North Carolina, South Carolina and Wisconsin. 1996 expansions included the states of Delaware, Maryland, Minnesota, Virginia and West Virginia. 1997 and 1998 expansions included the states of New Mexico and Michigan, respectively.

  The first three months of 2000 included 65 revenue days, two more than the first quarter of 1999. Tonnage per revenue day increased by 12.7% over the first quarter of 1999.

Revenue per hundred weight for the three months ended March 31, 2000 was up 5.4% from levels experienced in the three months ended March 31, 1999. The factors which most impacted revenue per hundred weight were:

  A general rate increase averaging 5.2% went into effect on October 1, 1999. The increase applied to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 tariff. The remaining revenue is derived from contracts and guarantees, which are negotiated throughout the year.

  During the first quarter of 2000, 12.4% of the total tonnage was derived from truckload shipments, a decrease from 13.2% during the first quarter of 1999. Rates on truckload tonnage are generally lower than less than truckload rates.

  The average length of haul per shipment increased by 3.7% to 623 miles during the first quarter of 2000 from 601 miles for the same time period of 1999.

Management expects that growth in operating revenue is sustainable in the near term. The major sources of growth in operating revenue in the near term should be the further penetration of existing markets as well as the expansion into Connecticut, Maine, Massachusets, New Hampshire, New York, Rhode Island and Vermont. On April 17, 2000, the Company increased its direct, all-points coverage to 39 states with the addition of these states. The Company's success in realizing future growth will be partially dependent upon the continued strength of the U.S. economy and the LTL pricing environment.

Operating Expenses

Operating expenses as a percentage of operating revenue improved to 91.9% in the three months ended March 31, 2000 from 94.4% in the three months ended March 31, 1999. This overall improvement was primarily attributable to:

  Salaries, wages and benefits as a percentage of operating revenue improved to 59.6% in the three months ended March 31, 2000 from 61.2% in the three months ended March 31, 1999. This improvement resulted from ongoing educational programs and changes in operations which have led to productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules.

  Depreciation and amortization as a percentage of operating revenue improved to 4.8% in the three months ended March 31, 2000 from 5.8% in the three months ended March 31, 1999. This improvement was largely due to the increased usage of operating lease financing of revenue equipment.

  Rents and purchased transportation as a percentage of operating revenue improved to 6.0% in the three months ended March 31, 2000 from 6.5% in the three months ended March 31, 1999. This improvement is the result of two principal reasons: 1) the decreased usage of purchased transportation in selected line-haul lanes relative to overall mileage and 2) the decreased utilization of contractors in the pickup and delivery operations beginning in the second quarter of 1999. These improvements were partially offset by increased usage of operating lease financing of revenue equipment. Management expects rents and purchased transportation as a percentage of operating revenue to remain at current levels.

These improvements in operating expenses as a percentage of operating revenue were partially offset by an increase in the following area:

  Operating supplies and expenses as a percentage of operating revenue increased to 8.4% in the three months ended March 31, 2000 from 7.6% in the three months ended March 31, 1999. This increase was due to increased fuel costs resulting from higher fuel prices. The fuel price increases were primarily offset by the Company's fuel surcharge which remains in effect and is accounted for as an offset to fuel costs. The fuel surcharge is tied to the Department of Energy's National Diesel Fuel Index and is designed to suspend at the time this national index moves below $1.15 per gallon. The increase in fuel prices (net of the fuel surcharge) reduced earnings for the quarter by three cents per share.

Other

Interest expense as a percentage of operating revenue decreased to 1.2% in the three months ended March 31, 2000, compared to 1.4% in the three months ended March 31, 1999. This improvement is primarily the result of revenue growth rate exceeding increases in debt and interest rates.

The effective tax rate of the Company was 39.7% and 40.5% for the three months ended March 31, 2000 and 1999, respectively. The reduction in the overall tax rate primarily results from state income tax reductions and incentives generated by business expansions. Net income for the three months ended March 31, 2000 was $13,376,000, up 97.4%, from $6,775,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the three months ended March 31, 2000 consisted of $39,754,000 in investing activities and $7,236,000 of financing activities. The Company invested $39,909,000 in capital expenditures during the three months ended March 31, 2000 comprised of $11,116,000 in additional revenue equipment, $20,305,000 in new customer center facilities or the expansion of existing facilities and $8,488,000 in other equipment. Management expects capital expenditures for the full year of 2000 will be approximately $148,000,000, consisting primarily of anticipated investments in new and existing customer center facilities. However, the actual amount of capital expenditures required in 2000 will be dependent on: 1) the growth rate of the Company, 2) site selection and construction progress on numerous customer center projects and 3) economic benefits of operating lease financing versus ownership. At March 31, 2000, the Company had commitments for land, customer centers, revenue and other equipment of approximately $64,075,000.

The Company provided for its capital resource requirements in the three months ended March 31, 2000 with cash from operations. Cash from operations totaled $49,719,000 during the three months ended March 31, 2000 compared to $34,162,000 provided by operations during the three months ended March 31, 1999. Net financing activities required an additional $7,236,000 of cash flow in the three months ended March 31, 2000. The primary sources of credit financing for the Company are: revolving lines of credit and the Master Shelf facility.

  The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by Bank of America (agent), Chase Bank of Texas, N.A., Wachovia Bank, N.A., ABN-AMRO Bank N.V. and Bank One. At March 31, 2000, $120,000,000 was outstanding on the revolving line of credit, leaving $40,000,000 available for borrowing. The Company also has a short-term, unsecured revolving $15,000,000 line of credit with Bank of America. At March 31, 2000, there were no borrowings outstanding on this line of credit. The line of credit is also used to obtain letters of credit for the Company's self-insurance program. At March 31, 2000, the Company had obtained letters of credit totaling $2,382,000 for this purpose.

  To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $190,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At March 31, 2000, the Company had $119,250,000 outstanding under this facility.

  The Company also has a short-term, variable-rate, unsecured revolving line of credit of $20,000,000 provided by The Bank of Tokyo-Mitsubishi, Ltd. At March 31, 2000, the Company had $20,000,000 available under this short-term line of credit.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of March 31, 2000, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At March 31, 2000, future rental commitments on operating leases were $185,251,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

The industry in which the Company operates is undergoing consolidation, and, as a result, the Company is from time to time presented with opportunities to acquire the operations of other carriers. Should the Company choose to pursue any of these opportunities, it may issue securities and/or incur debt.

Future rental commitments on operating leases are as follows:
	Total	Land and Structures	Revenue Equipment	Other Equipment
------------------------------------------------------------------------------------------------------------------------
2000	$40,464	$9,284	$19,039	$12,141
2001	40,499	9,352	23,489	7,658
2002	33,926	7,466	24,004	2,456
2003	25,102	6,217	18,885	---
2004	21,355	5,129	16,226	---
Thereafter	23,905	11,944	11,961	---
------------------------------------------------------------------------------------------------------------------------
Total	$185,251	$49,392	$113,604	$22,255
------------------------------------------------------------------------------------------------------------------------

MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company manages interest rate risks through the use of a combination of fixed and variable rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there is no underlying transaction related exposures. During 2000, the Company entered into an interest rate swap agreement with a major commercial bank to exchange fixed rate for variable interest rate. The following table provides information about the Company's financial instruments and derivatives that are sensitive to changes in interest rates.
Interest Rate Sensitivity Principal or Notional Amount by Expected Maturity Average Interest Rate
(Dollars in thousands)	2000	2001	2002	2003	2004	There-after	Total	Fair Value 3/31/00
--------------------------------------------------------------------------------------------------------------------------------------------
Liabilities-Long-Term Debt, Including Current Portion
Fixed Rate	$12,941	$14,809	$12,760	$ 12,705	$12,632	$71,576	$137,423	$137,756
Avg. Interest Rate	7.72%	7.76%	7.73%	7.75%	7.78%	7.94%
Variable Rate	$ -	$ -	$ -	$120,000	$ -	$ -	$120,000	$120,000
Avg. Interest Rate	6.60%	6.95%	7.15%	7.20%	7.23%
Interest Rate Derivatives
Fixed to Variable Notional Amount	$ -	$ -	$ -	$ -	$ -	$50,000	$ 50,000	$ (187)*
Average Rate Paid- LIBOR + 0.955%	-	-	-	-	-	-
Average Rate Received (Fixed)	8.11%	8.11%	8.11%	8.11%	8.11%	8.11%

*The fair value is an estimated amount the Company would have paid at March 31, 2000 to terminate the agreement.

ENVIRONMENTAL

At March 31, 2000, the Company had no outstanding inquiries with any state or federal environmental agency.

RECENT EVENTS

On April 17, 2000, the Company increased its direct, all-points coverage to 39 states with the addition of Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont.

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

INDEX

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed consolidated balance sheets--March 31, 2000 and December 31, 1999

Condensed consolidated statements of income--Three months ended March 31, 2000 and 1999

Condensed consolidated statements of cash flows--Three months ended March 31, 2000 and 1999

Notes to condensed consolidated financial statements--March 31, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held April 20, 2000.

(c)  Listed below are the proposals voted on and number of votes cast at the 2000 Annual Shareholders'

Meeting:

1.  TO ELECT THREE (3) DIRECTORS TO THE CLASS WHOSE TERM WILL EXPIRE IN 2003.

	Tom Garrison	Frank Conner	T.J. Jones
Voted For	26,433,084	26,628,968	26,640,879
Voted Withheld	1,201,763	1,005,879	993,968
Not Voted	4,642,009	4,642,009	4,642,009

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(27)  Financial Data Schedule

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN FREIGHTWAYS CORPORATION
Registrant
Date: May 10, 2000	/s/Frank Conner
Frank Conner Executive Vice President-Accounting & Finance and Chief Financial Officer