Form 10-Q
period 2000-06-30
AMERICAN FREIGHTWAYS CORP
filed 2000-08-09
CIK 846729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________to___________________
Commission File No. 34-0-17570
AMERICAN FREIGHTWAYS CORPORATION (Exact name of registrant as specified in its charter)
Arkansas (State or other jurisdiction of incorporation or organization) 2200 Forward Drive, Harrison, Arkansas (Address of principal executive offices)	74-2391754 (I.R.S. Employer Identification No.) 72601 (Zip Code)

Registrant's telephone number, including area code: (870) 741-9000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [   ] No

Number of shares of common stock outstanding at June 30, 2000: 32,375,602.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2000	1999
	---------------	---------------
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$3,957	$5,345
Trade receivables, less allowance for doubtful accounts (2000-$3,662; 1999-$3,016)	159,581	128,417
Operating supplies and inventories	5,967	4,946
Prepaid expenses	10,784	14,520
Deferred income taxes	24,738	17,922
Income taxes receivable	-	9,760
	--------------------	--------------------
Total current assets	205,027	180,910

Property and equipment	960,903	897,191
Accumulated depreciation and amortization	(334,553)	(314,264)
	--------------------	--------------------
	626,350	582,927
Other assets	3,516	3,018
	--------------------	--------------------
	$834,893	$766,855
	============	============

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payable	$31,171	$25,729
Accrued expenses	121,839	90,655
Federal and state income taxes	71	-
Current portion of long-term debt	13,090	13,030
	--------------------	--------------------
Total current liabilities	166,171	129,414

Long-term debt, less current portion (Note B)	248,801	251,685

Deferred income taxes	75,484	75,032

Shareholders' equity
Common stock, par value $.01 per share-- Authorized 250,000 shares; issued and outstanding 32,376 in 2000 and 32,259 in 1999	324	323
Additional paid-in capital	114,336	112,641
Retained earnings	229,902	197,885
Treasury stock, at cost, 15 shares in 2000 and 1999	(125)	(125)
	--------------------	--------------------
	344,437	310,724
	--------------------	--------------------
	$834,893	$766,855
	============	============

Note:  The condensed consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
	---------------	---------------	---------------	---------------

Operating revenue	$356,938	$291,173	$682,130	$556,577

Operating expenses and costs
Salaries, wages and benefits	209,650	175,497	403,478	337,941
Operating supplies and expenses	26,660	22,027	53,921	42,271
Operating taxes and licenses	13,660	11,115	26,959	21,926
Insurance	11,608	9,351	22,324	18,650
Communications and utilities	5,618	4,863	10,883	9,239
Depreciation and amortization	15,891	14,301	31,423	29,811
Rents and purchased transportation	23,769	17,120	43,147	34,265
Other	14,911	12,126	28,454	22,875
	-----------------	-----------------	-----------------	-----------------
	321,767	266,400	620,589	516,978
	-----------------	-----------------	-----------------	-----------------
Operating income	35,171	24,773	61,541	39,599

Other income (expense)
Interest expense	(4,129)	(3,802)	(8,067)	(7,488)
Interest income	89	101	185	184
Gain (loss) on disposal of assets	(223)	969	(576)	1,120
Other, net	4	13	12	25
	-----------------	-----------------	-----------------	-----------------
	(4,259)	(2,719)	(8,446)	(6,159)

Income before income taxes	30,912	22,054	53,095	33,440
	-----------------	-----------------	-----------------	-----------------

Federal and state income taxes
Current	14,114	13,328	27,442	22,905
Deferred credit	(1,842)	(4,396)	(6,364)	(9,362)
	-----------------	-----------------	-----------------	-----------------

	12,272	8,932	21,078	13,543
	-----------------	-----------------	-----------------	-----------------

Net income	$18,640	$13,122	$32,017	$19,897
	==========	==========	==========	==========

Per share (Note D)
Net income-basic	$0.58	$0.41	$0.99	$0.63
Net income-assuming dilution	$0.57	$0.40	$0.98	$0.61
	==========	==========	==========	==========

Average shares outstanding (Note D)
Basic	32,346	31,860	32,305	31,799
Assuming dilution	32,967	32,643	32,798	32,436
	==========	==========	==========	==========

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2000	1999
	------------------	------------------

Net cash provided by operating activities	$74,282	$40,664

Investing activities
Proceeds from sales of assets	2,608	1,630
Capital expenditures	(77,023)	(49,418)
	--------------------	--------------------
Net cash used by investing activities	(74,415)	(47,788)

Financing activities
Principal payments on long-term debt	(46,683)	(27,962)
Proceeds from notes payable and long-term borrowings	43,859	36,000
Proceeds from issuance of common stock	1,569	2,063
	--------------------	--------------------

Net cash (used) provided by financing activities	(1,255)	10,101
	--------------------	--------------------
Net (decrease) increase in cash and cash equivalents	$(1,388)	$2,977
	============	============

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - LONG-TERM DEBT

As of June 30, 2000, the Company has outstanding borrowings of $127,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. This agreement matures April 2003. At June 30, 2000, the amount available for borrowing under the line of credit was $33,000,000. In addition to this credit facility, the Company has a short-term, $15,000,000 unsecured revolving line of credit. Proceeds from borrowings under this agreement are available for working capital and general corporate purposes. This agreement matures May 2001. There were no borrowings outstanding at June 30, 2000 on this line of credit. This line of credit is also used to obtain letters of credit for the Company's self-insurance plan. At June 30, 2000, the Company had obtained letters of credit totaling $2,382,000 for this purpose.

As of June 30, 2000, the Company has outstanding borrowings of $117,250,000 under an unsecured and uncommitted Master Shelf Agreement which provides for the issuance of up to $190,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $10,000,000 payable in equal annual installments of $5,000,000 through November 2001.

The Company also has $20,000,000 of available borrowings at June 30, 2000, under a separate unsecured revolving credit agreement. Proceeds from borrowings under this agreement are available for working capital and general corporate purposes. There were no borrowings outstanding at June 30, 2000.

NOTE C - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of customer centers aggregated approximately $84,417,000 at June 30, 2000.

NOTE D - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share--assuming dilution was $18,640,000 and $13,122,000 for the three month periods ended June 30, 2000 and 1999, respectively. For the six month periods ended June 30, 2000 and 1999, net income for purposes of basic earnings per share and earnings per share - assuming dilution was $32,017,000 and $19,897,000, respectively. A reconciliation of average shares outstanding for the periods is presented below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	------------------------------		------------------------------
	(In Thousands)		(In Thousands)

Average shares outstanding-basic	32,346	31,860	32,305	31,799
Effect of dilutive stock options	621	783	493	637
	---------------	---------------	---------------	---------------
Average shares outstanding-assuming dilution	32,967	32,643	32,798	32,436
	=========	=========	=========	=========

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

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (1) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock nting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

In June 1998, the FASB issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement has been amended by SFAS No. 137 and 138. It is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company is currently evaluating the requirement

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
	-----------------------		-----------------------
Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses and costs:
Salaries, wages and benefits	58.7%	60.3%	59.1%	60.7%
Operating supplies and expenses	7.4%	7.6%	7.9%	7.6%
Operating taxes and licenses	3.8%	3.8%	4.0%	3.9%
Insurance	3.2%	3.2%	3.3%	3.4%
Communications and utilities	1.6%	1.7%	1.6%	1.7%
Depreciation and amortization	4.5%	4.9%	4.6%	5.4%
Rents and purchased transportation	6.7%	5.9%	6.3%	6.2%
Other	4.2%	4.1%	4.2%	4.0%
	-------------------------		-------------------------
Total operating expenses and costs	90.1%	91.5%	91.0%	92.9%
	-------------------------		-------------------------

Operating income	9.9%	8.5%	9.0%	7.1%
Interest expense	1.1%	1.3%	1.2%	1.3%
Other (expense) income, net	(0.1%)	0.4%	(0.1%)	0.2%
	-------------------------		-------------------------

Income before income taxes	8.7%	7.6%	7.7%	6.0%
	-------------------------		-------------------------
Income taxes	3.5%	3.1%	3.1%	2.4%
	-------------------------		-------------------------

Net income	5.2%	4.5%	4.6%	3.6%
	===============		===============

RESULTS OF OPERATIONS

Operating Revenue

Operating revenue for the six months ended June 30, 2000 was $682,130,000, up 22.6%, compared to $556,577,000 for the six months ended June 30, 1999. Operating revenue for the three months ended June 30, 2000 was $356,938,000, up 22.6%, compared to $291,173,000 for the three months ended June 30, 1999. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the six and three months ended June 30, 2000 increased 15.1% and 14.1% respectively, over the same time periods of 1999. This increase in tonnage was mainly a result of the following:

  Effective April 17, 2000, the Company increased its all-points coverage to 39 states with the additions of the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont.

  1999 expansions which added all-points coverage to the states of New Jersey, Pennsylvania, North Dakota and South Dakota.

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

  The first six months of 2000 included 129 revenue days, 2 more than the first six months of 1999. Tonnage per revenue day increased by 13.3% over the first six months of 1999. The second quarter of 2000 included the same number of revenue days as the second quarter of 1999. Tonnage per revenue day for the second quarter 2000 increased by 14.1% over the second quarter of 1999.

Revenue per hundred weight for the six months ended June 30, 2000 was up 6.5% from levels experienced in the six months ended June 30, 1999. The factors which most impacted revenue per hundred weight were:

  A general rate increase averaging 5.2% went into effect on October 1, 1999. The increase applied to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 tariff. The remaining revenue is derived from contracts and guarantees, which are negotiated throughout the year.

  During the first six months of 2000, 12.2% of the total tonnage was derived from truckload shipments, a decrease from 13.3% during the first six months of 1999. Rates on truckload tonnage are generally lower than less than truckload rates.

  The average length of haul per shipment increased by 4.3% to 629 miles during the second quarter of 2000 from 603 miles for the same time period of 1999.

Management expects that growth in operating revenue is sustainable in the near term. The major source of growth in operating revenue in the near term should be the further penetration of existing markets which includes the recent expansion into Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont. On July 17, 2000, the Company increased its direct, all-points coverage to 40 states with the addition of Arizona. The Company's success in realizing future growth will be partially dependent upon the continued strength of the U.S. economy and the LTL pricing environment, as well as the other factors discussed under the caption "Forward-Looking Statements."

Operating Expenses

Operating expenses as a percentage of operating revenue improved to 91.0% for the six months ended June 30, 2000 from 92.9% in the six months ended June 30, 1999. Operating expenses as a percentage of operating revenue improved to 90.1% for the three months ended June 30, 2000 from 91.5% in the three months ended June 30, 1999. This overall improvement was primarily attributable to:

  Salaries, wages and benefits as a percentage of operating revenue improved to 59.1% in the six months ended June 30, 2000 from 60.7% in the six months ended June 30, 1999. This improvement resulted from ongoing educational programs and changes in operations which have led to productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules.

  Depreciation and amortization as a percentage of operating revenue improved to 4.6% in the six months ended June 30, 2000 from 5.4% in the six months ended June 30, 1999. This improvement was largely due to the increased usage of operating lease financing of revenue equipment.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following areas:

  Operating supplies and expenses as a percentage of operating revenue increased to 7.9% in the six months ended June 30, 2000 from 7.6% in the six months ended June 30, 1999. This increase was primarily due to increased costs of maintaining equipment and facilities. The increased fuel costs was neutralized by the Company's fuel surcharge which remains in effect and is accounted for as an offset to fuel costs. The fuel surcharge is tied to the Department of Energy's National Diesel Fuel Index and is designed to suspend at the time this national index moves below $1.15 per gallon.

  Rents and purchased transportation as a percentage of operating revenue increased to 6.3% in the six months ended June 30, 2000 from 6.2% in the six months ended June 30, 1999. For the quarter ended June 30, 2000 rents and purchased transportation as a percentage of operating revenue increased to 6.7% from 5.9% for the quarter ended June 30, 1999. This increase is the result of two principal reasons: 1) the increased usage of purchased transportation in selected line-haul lanes relative to overall mileage and 2) the increased usage of operating lease financing of revenue equipment. Management expects rents and purchased transportation as a percentage of operating revenue to remain at current levels.

Other

Interest expense as a percentage of operating revenue decreased to 1.2% in the six months ended June 30, 2000, compared to 1.3% in the six months ended June 30, 1999. This improvement is primarily the result of revenue growth rate exceeding increases in debt and interest rates.

The effective tax rate of the Company was 39.7% and 40.5% for the six months ended June 30, 2000 and 1999, respectively. The reduction in the overall tax rate primarily results from state income tax reductions and incentives generated by business expansions. Net income for the six months ended June 30, 2000, was $32,017,000, up 60.9%, from $19,897,000 for the six months ended June 30, 1999. Net income for the three months ended June 30, 2000, was $18,640,000, up 42.1%, from $13,122,000 for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the six months ended June 30, 2000 consisted of $74,415,000 in investing activities and $1,255,000 of financing activities. The Company invested $77,023,000 in capital expenditures during the six months ended June 30, 2000 comprised of $19,295,000 in additional revenue equipment, $42,042,000 in new customer center facilities or the expansion of existing facilities and $15,686,000 in other equipment. Management expects capital expenditures for the full year of 2000 will be approximately $160,000,000, consisting primarily of anticipated investments in new and existing customer center facilities. However, the actual amount of capital expenditures required in 2000 will be dependent on: 1) the growth rate of the Company, 2) site selection and construction progress on numerous customer center projects and 3) economic benefits of operating lease financing versus ownership. At June 30, 2000, the Company had commitments for land, customer centers, revenue and other equipment of approximately $84,417,000.

The Company provided for its capital resource requirements in the six months ended June 30, 2000 with cash from operations. Cash from operations totaled $74,282,000 during the six months ended June 30, 2000 compared to $40,664,000 provided by operations during the six months ended June 30, 1999. Net financing activities required an additional $1,255,000 of cash flow in the six months ended June 30, 2000. The primary sources of credit financing for the Company are: revolving lines of credit and the Master Shelf facility described below.

  The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by Bank of America (agent), Chase Bank of Texas, N.A., Wachovia Bank, N.A., ABN-AMRO Bank N.V. and Bank One. At June 30, 2000, $127,000,000 was outstanding on the revolving line of credit, leaving $33,000,000 available for borrowing. The Company also has a short-term, unsecured revolving $15,000,000 line of credit with Bank of America. At June 30, 2000, there were no borrowings outstanding on this line of credit. The line of credit is also used to obtain letters of credit for the Company's self-insurance program. At June 30, 2000, the Company had obtained letters of credit totaling $2,382,000 for this purpose.

  To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $190,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At June 30, 2000, the Company had $117,250,000 outstanding under this facility.

  The Company also has a short-term, variable-rate, unsecured revolving line of credit of $20,000,000 provided by The Bank of Tokyo-Mitsubishi, Ltd. At June 30, 2000, the Company had $20,000,000 available under this short-term line of credit.

Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of June 30, 2000, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At June 30, 2000, future rental commitments on operating leases were $189,801,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

The industry in which the Company operates is undergoing consolidation, and, as a result, the Company is from time to time presented with opportunities to acquire the operations of other carriers. Should the Company choose to pursue any of these opportunities, it may issue securities and/or incur debt.

Future rental commitments on operating leases are as follows:
	Total	Land and Structures	Revenue Equipment	Other Equipment
	---------------	---------------	---------------	---------------
2000	$29,957	$6,803	$13,040	$10,114
2001	44,055	11,234	25,304	7,517
2002	37,275	9,068	25,402	2,805
2003	28,805	6,998	21,315	492
2004	20,040	5,916	14,124	---
Thereafter	29,669	16,348	13,321	---
	-----------------	-----------------	-----------------	-----------------
Total	$189,801	$56,367	$112,506	$20,928
	==========	==========	==========	==========

MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company manages interest rate risks through the use of a combination of fixed and variable rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there is no underlying transaction related exposures. During 2000, the Company entered into an interest rate swap agreement with a major commercial bank to exchange fixed for variable rate interest. The following table provides information about the Company's financial instruments and derivatives that are sensitive to changes in interest rates.

Interest Rate Sensitivity Principal or Notional Amount by Expected Maturity Average Interest Rate
(Dollars in thousands)	2000	2001	2002	2003	2004	There-after	Total	Fair Value 6/30/00
------------------------------------------------------------------------------------------------------------------------------------------
Liabilities-Long-Term Debt, Including Current Portion
Fixed Rate	$10,409	$14,809	$12,760	$ 12,705	$12,632	$71,576	$134,891	$135,478
Avg. Interest Rate	7.77%	7.75%	7.74%	7.77%	7.81%	7.92%
Variable Rate	$ -	$ -	$ -	$127,000	$ -	$ -	$127,000	$127,000
Avg. Interest Rate	7.38%	7.48%	7.53%	7.50%
Interest Rate Derivatives
Fixed to Variable Notional Amount	$ -	$ -	$ -	$ -	$ -	$50,000	$ 50,000	$ (103)*
Average Rate Paid	**	**	**	**	**	**
Average Rate Received (Fixed)	8.11%	8.11%	8.11%	8.11%	8.11%	8.11%

*The fair value is an estimated amount the Company would have paid at June 30, 2000 to terminate the agreement.

**LIBOR plus 0.955%

ENVIRONMENTAL

At June 30, 2000, the Company had no material outstanding inquiries with any state or federal environmental agency.

RECENT EVENTS

On July 17, 2000, the Company increased its direct, all-points coverage to 40 states with the addition of Arizona.

FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis Section of this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding possible or assumed future results of operations, anticipated capital expenditures and competition, as well as any statement proceeded by, followed by or containing the words "expects," "should," "believes" or similar expressions. These forward-looking statements are based on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of management's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: general economic and industry conditions and demand for goods, particularly such competition on pricing, revenues, and margins; the acceptance of service offerings that offer higher margins than traditional service offerings, costs of fuel and equipment and interest costs.

Item 3. Quantitative and Qualitative Disclosures
About Market Risk

Market Risk under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

INDEX

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed consolidated balance sheets--June 30, 2000 and December 31, 1999

Condensed consolidated statements of income--Three months ended June 30, 2000 and 1999; Six months ended June 30, 2000 and 1999

Condensed consolidated statements of cash flows--Six months ended June 30, 2000 and 1999

Notes to condensed consolidated financial statements--June 30, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(27)  Financial Data Schedule

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN FREIGHTWAYS CORPORATION
Registrant
Date: August 8, 2000	/s/Frank Conner
Frank Conner Executive Vice President-Accounting & Finance and Chief Financial Officer