Form 10-Q
period 2000-09-30
AMERICAN FREIGHTWAYS CORP
filed 2000-11-14
CIK 846729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________to___________________
Commission File No. 34-0-17570
AMERICAN FREIGHTWAYS CORPORATION (Exact name of registrant as specified in its charter)
Arkansas (State or other jurisdiction of incorporation or organization) 2200 Forward Drive, Harrison, Arkansas (Address of principal executive offices)	74-2391754 (I.R.S. Employer Identification No.) 72601 (Zip Code)

Registrant's telephone number, including area code: (870) 741-9000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [  ] No

Number of shares of common stock outstanding at September 30, 2000: 32,400,925.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2000	1999
	-------------------	-------------------
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$2,509	$5,345
Trade receivables, less allowance for doubtful accounts (2000-$4,157; 1999-$3,016)	168,208	128,417
Operating supplies and inventories	6,316	4,946
Prepaid expenses	18,304	14,520
Deferred income taxes	24,064	17,922
Income taxes receivable	-	9,760
	-------------------	-------------------
Total current assets	219,401	180,910

Property and equipment	992,705	897,191
Accumulated depreciation and amortization	(348,545)	(314,264)
	-------------------	-------------------
	644,160	582,927
Other assets	3,665	3,018
	-------------------	-------------------
	$867,226	$766,855
	============	============

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payable	$31,630	$25,729
Accrued expenses	127,887	90,655
Federal and state income taxes	3,077	-
Current portion of long-term debt	19,771	13,030
	-------------------	-------------------
Total current liabilities	182,365	129,414

Long-term debt, less current portion (Note C)	244,791	251,685

Deferred income taxes	74,861	75,032

Shareholders' equity
Common stock, par value $.01 per share-- Authorized 250,000 shares; issued and outstanding 32,401 in 2000 and 32,259 in 1999	324	323
Additional paid-in capital	114,649	112,641
Retained earnings	250,361	197,885
Treasury stock, at cost, 15 shares in 2000 and 1999	(125)	(125)
	-------------------	-------------------
	365,209	310,724
	-------------------	-------------------
	$867,226	$766,855
	============	============

Note:  The condensed consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	-----------------	-----------------	-----------------	-----------------
Operating revenue	$363,969	$303,617	$1,046,100	$860,194

Operating expenses and costs
Salaries, wages and benefits	212,240	182,218	615,718	520,159
Operating supplies and expenses	26,342	23,564	80,263	65,835
Operating taxes and licenses	14,015	11,518	40,974	33,443
Insurance	11,224	9,058	33,548	27,709
Communications and utilities	5,968	4,744	16,851	13,984
Depreciation and amortization	16,181	14,381	47,605	44,192
Rents and purchased transportation	25,101	17,615	68,249	51,879
Other	14,773	13,002	43,227	35,876
	-----------------	-----------------	-----------------	-----------------
	325,844	276,100	946,435	793,077
	-----------------	-----------------	-----------------	-----------------
Operating income	38,125	27,517	99,665	67,117

Other income (expense)
Interest expense	(4,203)	(3,812)	(12,270)	(11,300)
Interest income	68	99	253	282
Gain (loss) on disposal of assets	(68)	364	(644)	1,484
Other, net	8	10	20	35
	-----------------	-----------------	-----------------	-----------------
	(4,195)	(3,339)	(12,641)	(9,499)

Income before income taxes	33,930	24,178	87,024	57,618
	-----------------	-----------------	-----------------	-----------------
Federal and state income taxes
Current	13,420	8,986	40,861	31,891
Deferred credit	50	806	(6,313)	(8,556)
	-----------------	-----------------	-----------------	-----------------
	13,470	9,792	34,548	23,335
	-----------------	-----------------	-----------------	-----------------
Net income	$20,460	$14,386	$52,476	$34,283
	==========	==========	==========	==========
Per share (Note E)
Net income-basic	$0.63	$0.45	$1.62	$1.08
Net income-assuming dilution	$0.62	$0.44	$1.60	$1.05
	==========	==========	==========	==========
Average shares outstanding (Note E)
Basic	32,390	32,026	32,334	31,875
Assuming dilution	32,967	32,977	32,855	32,617
	==========	==========	==========	==========

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2000	1999
	--------------------	--------------------
Net cash provided by operating activities	$101,806	$67,760

Investing activities
Proceeds from sales of assets	4,907	3,408
Capital expenditures	(111,220)	(91,184)
	--------------------	--------------------
Net cash used by investing activities	(106,313)	(87,776)

Financing activities
Principal payments on long-term debt	(83,212)	(50,021)
Proceeds from notes payable and long-term borrowings	83,059	65,000
Proceeds from issuance of common stock	1,824	3,844
	--------------------	--------------------
Net cash provided by financing activities	1,671	18,823
	--------------------	--------------------
Net decrease in cash and cash equivalents	$(2,836)	$(1,193)
	============	============

See notes to condensed consolidated financial statements.

AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - MERGER WITH FEDEX CORPORATION

On November 12, 2000 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FedEx Corporation ("FedEx") and FDX, Inc., a wholly-owned subsidiary of FedEx ("Merger Sub"). Pursuant to the terms of the Merger Agreement (i) Merger Sub will promptly commence a tender offer (the "Tender Offer") for 50.1% of the outstanding shares of the Company's common stock at a price of $28.13 per share, in cash, and (ii) following consummation of the Tender Offer, the Company will merge into Merger Sub, with the Company becoming a wholly-owned subsidiary of FedEx, and each outstanding share of the Company's common stock (other than shares owned by FedEx, the Company and their subsidiaries) will be converted into a right to receive a number of shares of FedEx common stock equal to the ratio determined by dividing $28.13 by the average closing price per share of FedEx common stock for the ten trading days selected by the Company and FedEx by lot out of twenty trading days ending and including the fifth trading day prior to the date the Merger becomes effective.

NOTE C - LONG-TERM DEBT

As of September 30, 2000, the Company has outstanding borrowings of $130,000,000 under its existing $160,000,000 unsecured revolving line of credit. The proceeds of these borrowings were used for the purchase of revenue equipment and for the purchase and construction of customer center facilities. This agreement matures April 2003. At September 30, 2000, the amount available for borrowing under the line of credit was $30,000,000. In addition to this credit facility, the Company has a short-term, $15,000,000 unsecured revolving line of credit. Proceeds from borrowings under this agreement are available for working capital and general corporate purposes. This agreement matures May 2001. There were no borrowings outstanding at September 30, 2000 on this line of credit. This line of credit is also used to obtain letters of credit for the Company's self-insurance plan. At September 30, 2000, the Company had obtained letters of credit totaling $2,382,000 for this purpose.

As of September 30, 2000, the Company has outstanding borrowings of $114,000,000 under an unsecured and uncommitted Master Shelf Agreement which provides for the issuance of up to $190,000,000 of senior promissory notes with an average life not to exceed twelve years. In addition, the Company has outstanding an unsecured senior note for $10,000,000 payable in equal annual installments of $5,000,000 through November 2001.

The Company also has $3,000,000 of outstanding borrowings at September 30, 2000, under a separate $20,000,000 unsecured revolving credit agreement. Proceeds from borrowings under this agreement are available for working capital and general corporate purposes.

NOTE D - COMMITMENTS

Commitments for the purchase of revenue equipment and the purchase or construction of customer centers aggregated approximately $50,529,000 at September 30, 2000.

NOTE E - EARNINGS PER SHARE

Net income for purposes of basic earnings per share and earnings per share-assuming dilution was $20,460,000 and $14,386,000 for the three month periods ended September 30, 2000 and 1999, respectively. For the nine month periods ended September 30, 2000 and 1999, net income for purposes of basic earnings per share and earnings per share-assuming dilution was $52,476,000 and $34,283,000, respectively. A reconciliation of average shares outstanding for the periods is presented below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	-------------------------		-------------------------
	(In thousands)		(In thousands)

Average shares outstanding-basic	32,390	32,026	32,334	31,875
Effect of dilutive stock options	577	951	521	742
	---------------	---------------	---------------	---------------
Average shares outstanding-assuming dilution	32,967	32,977	32,855	32,617
	=========	=========	=========	=========

NOTE F - CERTAIN RECENT EVENTS

On March 13, 2000, the Company entered into a long-term interest rate swap agreement, maturing April 2012, with a notional amount of $50,000,000 to effectively convert fixed rate interest to variable rate interest based upon LIBOR. The Company's position in the swap was closed out during September 2000. The swap was closed at an immaterial gain which will be amortized as an adjustment to interest expense over the life of the associated debt.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (1) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 became effective July 1, 2000 and did not have a material effect on the financial position or results of operations of the Company.

In June 1998, the FASB issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement has been amended by SFAS No. 137 and 138. It is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. In addition the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance for all SEC registrants related to the recognition of revenue. Implementation of SAB No. 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the requirements of SFAS No. 133, as amended, and SAB No. 101 and does not anticipate that the adoption will have a material effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

MERGER WITH FEDEX CORPORATION

On November 12, 2000 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FedEx Corporation ("FedEx") and FDX, Inc., a wholly-owned subsidiary of FedEx ("Merger Sub"). Pursuant to the terms of the Merger Agreement (i) Merger Sub will promptly commence a tender offer (the "Tender Offer") for 50.1% of the outstanding shares of the Company's common stock at a price of $28.13 per share, in cash, and (ii) following consummation of the Tender Offer, the Company will merge into Merger Sub, with the Company becoming a wholly-owned subsidiary of FedEx, and each outstanding share of the Company's common stock (other than shares owned by FedEx, the Company and their subsidiaries) will be converted into a right to receive a number of shares of FedEx common stock equal to the ratio determined by dividing $28.13 by the average closing price per share of FedEx common stock for the ten trading days selected by the Company and FedEx by lot out of twenty trading days ending and including the fifth trading day prior to the date the Merger becomes effective.

The Tender Offer will remain open for a minimum of 22 business days, and FedEx has the right to extend the term of the Tender Offer from time to time for a number of days not to exceed 60 in the aggregate if, at the scheduled or extended expiration date, any of the conditions to the Tender Offer shall not have been satisfied or waived.

Consummation of the Tender Offer is subject to certain conditions, including the condition that a number of shares of the Company common stock that, together with the shares of Company common stock then owned by FedEx and Merger Sub, represents 50.1% of the shares of Company common stock outstanding are validly tendered prior to the expiration date of the Tender Offer and not withdrawn. Consummation of the Tender Offer is also subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement may be terminated prior to the consummation of the Tender Offer under certain circumstances relating to a third party offer to acquire the Company, in which event the Company will be required to pay to FedEx a termination fee of $33,000,000. Concurrent with the execution of the Merger Agreement, certain shareholders of the Company who in the aggregate own 37% of the outstanding Company common stock entered into an agreement to vote their shares in favor of the Merger. If the Merger is consummated the Company's common stock will no longer trade on The Nasdaq Stock Market and will be deregistered under the Securities Exchange Act of 1934, as amended.

The following table sets forth, for the periods indicated, the percentages of operating expenses and other items to operating revenue:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	---------------------------		---------------------------
Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses and costs:
Salaries, wages and benefits	58.3%	60.0%	58.9%	60.5%
Operating supplies and expenses	7.2%	7.8%	7.7%	7.7%
Operating taxes and licenses	3.9%	3.8%	3.9%	3.9%
Insurance	3.1%	3.0%	3.2%	3.2%
Communications and utilities	1.6%	1.5%	1.6%	1.6%
Depreciation and amortization	4.4%	4.7%	4.6%	5.1%
Rents and purchased transportation	6.9%	5.8%	6.5%	6.0%
Other	4.1%	4.3%	4.1%	4.2%
	---------------------------		---------------------------
Total operating expenses and costs	89.5%	90.9%	90.5%	92.2%
	---------------------------		---------------------------
Operating income	10.5%	9.1%	9.5%	7.8%
Interest expense	1.2%	1.3%	1.2%	1.3%
Other income, net	0.0%	0.1%	0.0%	0.2%
	---------------------------		---------------------------
Income before income taxes	9.3%	7.9%	8.3%	6.7%
Income taxes	3.7%	3.2%	3.3%	2.7%
	---------------------------		---------------------------
Net income	5.6%	4.7%	5.0%	4.0%
	================		================

RESULTS OF OPERATIONS

Operating Revenue

Operating revenue for the nine months ended September 30, 2000 was $1,046,100,000, up 21.6%, compared to $860,194,000 for the nine months ended September 30, 1999. Operating revenue for the three months ended September 30, 2000 was $363,969,000, up 19.9%, compared to $303,617,000 for the three months ended September 30, 1999. The growth in operating revenue was primarily the result of increased tonnage from new and existing customers and increased revenue per hundred weight.

Tonnage handled by the Company during the nine and three months ended September 30, 2000 increased 12.9% and 8.8% respectively, over the same time periods of 1999. This increase in tonnage was mainly a result of the following:

  Effective April 17, 2000, the Company increased its all-points coverage with the additions of the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont. Then, on July 17, 2000, the Company added the state of Arizona and is currently serving 40 states with all points coverage.

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

  The first nine months of 2000 included 192 revenue days, one more than the first nine months of 1999. Tonnage per revenue day increased by 12.3% over the first nine months of 1999. The third quarter of 2000 included one less revenue day than the third quarter of 1999. Tonnage per revenue day for the third quarter 2000 increased by 10.5% over the third quarter of 1999.

Revenue per hundred weight for the nine months ended September 30, 2000 was up 7.7% from levels experienced in the nine months ended September 30, 1999. The factors which most impacted revenue per hundred weight were:

  A general rate increase averaging 5.2% went into effect on October 1, 1999. On September 1, 2000, another general rate increase, averaging 5.5%, went into effect. The increases applied to the Company's interstate and intrastate common carrier freight rates published in its 5000 series tariff. The Company derives approximately 50% of its revenue from the 5000 tariff. The remaining revenue is derived from contracts and guarantees, which are negotiated throughout the year.

  During the first nine months of 2000, 12.1% of the total tonnage was derived from truckload shipments, a decrease from 12.8% during the first nine months of 1999. Rates on truckload tonnage are generally lower than less than truckload rates.

  The average length of haul per shipment increased by 4.6% to 635 miles during the first nine months of 2000 from 607 miles for the same time period of 1999.

Management expects that growth in operating revenue is sustainable in the near term. The recent signals of a slowing of the U.S. economy may however negatively impact the rate of future growth. The major source of growth in operating revenue in the near term should be the further penetration of existing markets which includes the recent expansions into Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island, Vermont and Arizona. The Company's success in realizing future growth will be partially dependent upon the strength of the U.S. economy, the LTL pricing environment, as well as other factors discussed under the caption "Forward-Looking Statements".

Operating Expenses

Operating expenses as a percentage of operating revenue improved to 90.5% for the nine months ended September 30, 2000 from 92.2% in the nine months ended September 30, 1999. Operating expenses as a percentage of operating revenue improved to 89.5% for the three months ended September 30, 2000 from 90.9% in the three months ended September 30, 1999. This overall improvement was primarily attributable to:

  Salaries, wages and benefits as a percentage of operating revenue improved to 58.9% in the nine months ended September 30, 2000 from 60.5% in the nine months ended September 30, 1999. This improvement resulted from ongoing educational programs and changes in operations which have led to productivity gains in the form of improved pickup and delivery density, increased line haul load factor and more direct line haul schedules.

  Depreciation and amortization as a percentage of operating revenue improved to 4.6% in the nine months ended September 30, 2000 from 5.1% in the nine months ended September 30, 1999. This improvement was largely due to the increased usage of operating lease financing of revenue equipment.

These improvements in operating expenses as a percentage of operating revenue were partially offset by increases in the following area:

  Rents and purchased transportation as a percentage of operating revenue increased to 6.5% in the nine months ended September 30, 2000 from 6.0% in the nine months ended September 30, 1999. This increase was the result of two principal reasons: 1) the increased usage of purchased transportation in selected line-haul lanes relative to overall mileage and 2) the increased usage of operating lease financing of revenue equipment. Management expects rents and purchased transportation as a percentage of operating revenue to remain at current levels.

Operating supplies and expenses as a percentage of revenue remained at 7.7% for the nine months ending September 30, 2000, the same percentage as the nine months ending September 30, 1999. Although diesel fuel costs have increased substantially during 2000, the impact upon the Company has been neutralized by the Company's fuel surcharge which remains in effect and is accounted for as an offset to fuel costs. The fuel surcharge is tied to the Department of Energy's National Diesel Fuel Index and is designed to suspend at the time this national index moves below $1.15 per gallon.

Other

Interest expense as a percentage of operating revenue decreased to 1.2% in the nine months ended September 30, 2000, compared to 1.3% in the nine months ended September 30, 1999. This improvement is primarily the result of revenue growth rate exceeding increases in debt and interest rates.

The effective tax rate of the Company was 39.7% and 40.5% for the nine months ended September 30, 2000 and 1999, respectively. The reduction in the overall tax rate primarily results from state income tax reductions and incentives generated by business expansions. Net income for the nine months ended September 30, 2000, was $52,476,000, up 53.1%, from $34,283,000 for the nine months ended September 30, 1999. Net income for the three months ended September 30, 2000, was $20,460,000, up 42.2%, from $14,386,000 for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Capital requirements during the nine months ended September 30, 2000 consisted of $106,313,000 in investing activities. The Company invested $111,220,000 in capital expenditures during the nine months ended September 30, 2000 comprised of $24,714,000 in additional revenue equipment, $64,904,000 in new customer center facilities or the expansion of existing facilities and $21,602,000 in other equipment. Management expects capital expenditures for the full year of 2000 will be approximately $145,000,000, consisting primarily of anticipated investments in new and existing customer center facilities. However, the actual amount of capital expenditures required in 2000 will be dependent on: 1) the growth rate of the Company, 2) site selection and construction progress on numerous customer center projects and 3) economic benefits of operating lease financing versus ownership. At September 30, 2000, the Company had commitments for land, customer centers, revenue and other equipment of approximately $50,529,000.

The Company provided for its capital resource requirements in the nine months ended September 30, 2000 primarily with cash from operations. Cash from operations totaled $101,806,000 during the nine months ended September 30, 2000 compared to $67,760,000 provided by operations during the nine months ended September 30, 1999. Net financing activities provided an additional $1,671,000 of cash flow in the nine months ended September 30, 2000. The primary sources of credit financing for the Company are: revolving lines of credit and the Master Shelf facility described below.

  The Company experiences periodic cash flow fluctuations common to the industry. Cash outflows are heaviest during the first part of any given year while cash inflows are normally weighted towards the last two quarters of the year. To smooth these fluctuations and to provide flexibility to fund future growth, the Company utilizes a variable-rate, unsecured revolving line of credit of $160,000,000 provided by Bank of America (agent), Chase Bank of Texas, N.A., Wachovia Bank, N.A., ABN-AMRO Bank N.V. and Bank One. At September 30, 2000, $130,000,000 was outstanding on the revolving line of credit, leaving $30,000,000 available for borrowing. The Company also has a short-term, unsecured revolving $15,000,000 line of credit with Bank of America. At September 30, 2000, there were no borrowings outstanding on this line of credit. The line of credit is also used to obtain letters of credit for the Company's self-insurance program. At September 30, 2000, the Company had obtained letters of credit totaling $2,382,000 for this purpose.

  To assist in financing longer-lived assets, the Company has an uncommitted Master Shelf Agreement with the Prudential Insurance Company of America which provides for the issuance of up to $190,000,000 in medium to long-term unsecured notes at an interest rate calculated at issuance. At September 30, 2000, the Company had $114,000,000 outstanding under this facility.

    The Company also has a short-term, variable-rate, unsecured revolving line of credit of $20,000,000 provided by The Bank of Tokyo-Mitsubishi, Ltd. At September 30, 2000, the Company had $17,000,000 available under this short-term line of credit.

  Management expects that the Company's existing working capital and its available lines of credit are sufficient to meet the Company's commitments as of September 30, 2000, and to fund current operating and capital needs. However, if additional financing is required, management believes it will be available.

  The Company uses off-balance sheet financing in the form of operating leases primarily in the following areas; land and structures, revenue equipment and other equipment. At September 30, 2000, future rental commitments on operating leases were $209,179,000. The Company prefers to utilize operating leases for these areas and plans to use them in the future when such financing is available and suitable.

  Future rental commitments on operating leases are as follows:
	Total	Land and Structures	Revenue Equipment	Other Equipment
	------------------	------------------	------------------	------------------
2000	$16,352	$3,498	$7,554	$5,300
2001	51,747	12,478	29,440	9,829
2002	43,392	9,941	29,539	3,912
2003	33,942	7,671	25,452	819
2004	24,658	6,397	18,261	---
Thereafter	39,088	17,812	21,276	---
	------------------	------------------	------------------	------------------
Total	$209,179	$57,797	$131,522	$19,860
	===========	===========	===========	===========

  MARKET RISK

  Market risks relating to the Company's operations result primarily from changes in interest rates. The Company manages interest rate risks through the use of a combination of fixed and variable rate debt. Interest rate swaps have been used to adjust interest rate exposure based on market conditions. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there is no underlying transaction related exposures. In March 2000, the Company entered into an interest rate swap agreement with a major commercial bank to exchange fixed for variable rate interest. The Company's position in the swap was closed out during September, 2000. The following table provides information about the Company's financial instruments and derivatives that are sensitive to changes in interest rates.

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate
(Dollars in thousands)	2000	2001	2002	2003	2004	There-after	Total	Fair Value 9/30/00
----------------------------------------------------------------------------------------------------------------
Liabilities-Long-Term Debt, Including Current Portion
Fixed Rate	$7,080	$14,809	$12,760	$ 12,705	$12,632	$71,576	$131,562	$133,888
Avg. Interest Rate	7.77%	7.75%	7.74%	7.77%	7.81%	7.92%

Variable Rate	$3,000	$ -	$ -	$130,000	$ -	$ -	$133,000	$133,000
Avg. Interest Rate	7.38%	7.10%	6.78%	6.71%

  ENVIRONMENTAL

  At September 30, 2000, the Company had no outstanding inquiries with any state or federal environmental agency.

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

  INDEX

  AMERICAN FREIGHTWAYS CORPORATION AND SUBSIDIARIES

  PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements (unaudited)

  Condensed consolidated balance sheets--September 30, 2000 and December 31, 1999

  Condensed consolidated statements of income--Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999

  Condensed consolidated statements of cash flows--Nine months ended September 30, 2000 and 1999

  Notes to condensed consolidated financial statements--September 30, 2000

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

  (2) Agreement and Plan of Merger dated as of November 12, 2000 among

  American Freightways Corporation, FedEx Corporation and FDX, Inc.

  (27) Financial Data Schedule

  (99) Press Release dated November 12, 2000

  (b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN FREIGHTWAYS CORPORATION
Registrant
Date: November 14, 2000	/s/Frank Conner
Frank Conner Executive Vice President-Accounting & Finance and Chief Financial Officer